Form 10QSB
period 1995-03-31
MARATHON BANCORP
filed 1995-05-15
CIK 718446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended
	March 31, 1995

	     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _________

      Commission file number                 0-12510


      MARATHON BANCORP
     (Exact name of registrant as specified in its charter)

     California                                       95-3770539
(State or other jurisdiction of incorporation)  (I.R.S. Employer
					      Identification No.)
11444  West Olympic Boulevard, Los Angeles, California 90064
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:    (310)
						    996-9100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X    No



      As of March 1, 1995, there were 1,248,764 shares of no par
Common Stock issued and outstanding.















Consolidated Statements of Financial Condition
						    Marathon
Bancorp and Subsidiary
(Unaudited)                           March 31,      December 31,
					 1995             1994
				      -----------    ------------
Assets
Cash and due from banks                $3,451,700      $5,196,400
Federal funds sold                      4,500,000       2,000,000
				      ------------    ------------
	Cash and cash equivalents       7,951,700       7,196,400
Interest-bearing deposits with
financial institutions                  1,179,000        1,096,000
Securities available for sale           2,994,400       10,835,800
Securities held to maturity (aggregate
market value of $12,893,300 in 1995
and $13,786,000 in 1994)               13,942,200       15,082,500
Loans receivable, net                  54,521,100       55,778,100
Other real estate owned, net            6,660,600        6,137,500
Premises and equipment, net               479,300          508,700
Accrued interest receivable               593,700          682,800
Other assets                              756,300          563,200
				      -----------       ----------
				      $89,078,300       99,181,000
				     ============     ============

Liabilities and Shareholders' Equity
Deposits:
     Demand, noninterest-bearing        $30,239,100     $36,245,400
     Demand, interest-bearing             8,389,600       8,232,200
     Money market and savings            34,642,800      36,426,700
     Time certificates of deposit:
	Under $100,000                    5,757,300       5,825,400
	$100,000 and over                 4,173,400       4,570,200
					-----------     ------------
     Total deposits                      83,202,200      91,299,900
Accrued interest payable                    102,300         84,100
Other liabilities                           386,600         430,100
					-----------      -----------
	Total liabilities                83,691,100      91,814,100
Commitments and contingencies
Shareholders' equity:
Preferred shares - no par value,
     1,000,000 shares authorized,
     no shares issued and outstanding              0              0
     Common shares - no par value, 9,000,000
     shares authorized, 1,248,764 shares issued
     and outstanding                       8,080,000       8,080,000
     Unrecognized loss on securities
     available for sale                       (2,000)        (10,300)
     Deficit                              (2,690,800)     (2,702,800)
					  -----------    ------------
	Total shareholders' equity         5,387,200       5,366,900

					 $89,078,300      97,181,000
					============     ===========
See accompanying notes to unaudited consolidated financial statements


Consolidated Statements of Operations

Marathon Bancorp and Subsidiary

					 Three months ended March 31,
(Unaudited)                                 1995           1994
					 -----------      ----------
Interest income:
Loans, including fees                     $1,289,200      $1,264,600
Mortgage loans held for sale                       0          72,400
Investment securities:
  Taxable                                    324,100         167,600
Federal funds sold                            15,400          13,300
Deposits with financial institutions          12,700               0
					 -----------      ----------
     Total interest income                 1,641,400       1,517,900
Interest expense:
Deposits                                     363,700         354,200
Federal funds purchased                        9,500           7,100
					 -----------       ---------
     Total interest expense                  373,200         361,300
Net interest income before provisions
for loan losses                            1,268,200       1,156,600
Provision for loan losses                     90,000               0
					   ---------      ----------
    Net interest income after
    provisions for loan  losses            1,178,200       1,156,600
Other operating income:
Service charges on deposit accounts           64,200          70,900
Gain on mortgage loan sales                        0         116,700
Other service charges and fees                 7,500          25,300
					   ---------       ----------
     Total other operating income             71,700         212,900

Other operating expenses:
Salaries and employee benefits               527,000         594,200
Net operating cost of other REO               37,200          54,900
Occupancy                                     88,800         154,000
Furniture and equipment                       22,700          31,500
Professional services                        173,000         135,900
Business promotion                            16,400          19,900
Stationery and supplies                       18,700          12,000
Data processing services                     160,700         134,000
Messenger and courier services                60,000         120,100
Insurance and assessments                     98,600         105,000
Other expenses                                34,700          64,300
					   ---------       ---------
     Total other operating expenses        1,237,800       1,425,800

Income (loss) before income taxes             12,100         (56,300)
Provision for income taxes                         0               0
					  ----------        ----------
Net income (loss)                            $12,100        $(56,300)
					  ==========        ==========
Net income (loss) per share                    $0.01          $(0.05)

See accompanying notes to unaudited consolidated financial statements


Consolidated Statements of Cash Flows
Marathon Bancorp and Subsidiary
					  Three months ended March 31,
					      1995              1994
					  ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Interest received                          $1,686,200      $1,593,100
Service charges on deposit accounts
and other fees received                        71,700          96,200
Proceeds of mortgage loans held for sale            0      11,882,800
Funding of mortgage loans held for sale             0      (6,053,200)
Interest paid                                (355,000)       (343,600)
Cash paid to suppliers and employees       (1,487,600)     (1,415,100)
Income taxes refunded                          36,000               0
					   -----------     -----------
Net cash provided (used) by operating
activities                                    (48,700)      5,760,200
Cash flows from investing activities:
Net increase in interest-bearing deposits
with other financial institutions            (783,000)              0
Purchases of securities held to maturity            0       (989,500)
Proceeds from maturities of securities
held to maturity                            1,187,200       3,497,200
Proceeds from maturities of securities
available for sale                          7,850,900               0
Net (increase) decrease in loans made
to customers                                  640,100      (2,248,000)
Proceeds from sale of other real estate owned       0       2,504,000
Purchases (sales) of furniture, fixtures and
equipment                                       6,500          (1,200)
Net cash provided (used) by investing     ------------     ----------
activities                                  8,901,700       2,762,500

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing and
 interest-bearing demand deposits and money market
and savings accounts                       (7,632,800)      1,779,400
Net decrease in time certificates of
deposits                                     (464,900)     (4,560,200)
					    ------------    -------------
     Net cash used by financing activities (8,097,700)     (2,780,800)
Net increase in cash and cash equivalents     755,300        5,741,900
Cash and cash equivalents at beginning
of year                                     7,196,400        5,327,900
					 -------------     -----------
Cash and cash equivalents at end of year   $7,951,700      $11,069,800

See accompanying notes to unaudited consolidated financial statements.

							     (Continued)



Consolidated Statements of Cash Flows (Continued)

Marathon Bancorp and Subsidiary

				      Three months ended March 31,

Reconciliation of net income (loss) to net cash provided (used)
by operating activities                    1995          1994
				      ----------       ----------
Net income (loss)                        $12,100        $(56,300)
Adjustments to reconcile net income
(loss) to net cash provided
(used) by operating activities:
Depreciation and amortization expense      22,900         30,600
Provision for loan losses                  90,000              0
Gain on mortgage loans held for sale            0       (116,700)
Amortization of premiums and discounts
on securities, net                        (48,100)        41,200
Net decrease in mortgage loans held for sale    0      5,829,600
Change in deferred loan origination fees,net3,800          4,400
Change in accrued interest receivable      89,100         29,600
Change in accrued interest payable         18,200         17,700
Change in income tax receivable            36,000              0
Change in other assets                   (229,200)       (92,200)
Change in other liabilities               (43,500)        72,300
                                   					----------     -----------
		   Total adjustments                    (60,800)     5,816,500
Net cash provided (used) by
operating activities                     $(48,700)    $5,760,200
                                    					==========    ===========
Supplemental cash flow information:
Transfer from loans to other
real estate owned                        $523,100     $1,113,600
Loans made to facilitate the sale
of other real estate owned                     $0     $1,850,000

See accompanying notes to unaudited consolidated financial statements.



NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS







(1) Basis of presentation and Management Representations

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-KSB.

    The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 1995 and December 31, 1994, results of operations and changes in cash flows for the three-month periods ended March 31, 1995 and 1994. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1995.



(2) Income or loss per Share

Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share was 1,248,764 for both the three-month periods ended March 31, 1995 and 1994.



MANAGEMENT'S DISCUSSION AND ANALYSIS





	The following discussion is intended to provide additional information about Marathon Bancorp (the Company), its financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. Since Marathon National Bank (the Bank) represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the Company's 1994 Annual Report. Averages presented are daily average balances.



Summary



	Marathon Bancorp recorded a net income for the three-month period ended March 31, 1995 of $12,100, or $.01 per common share, compared with net loss of $56,400, or $.05 per common share, for the same period in 1994.

	As summarized in Table 1 and discussed more fully below, the Bank's first quarter 1995 operations resulted in a 9.6 percent increase in net interest income, a 100% increase in the provision for loan losses, a 66.2 percent decrease in other operating income, and a 13.2 percent decrease in other operating expenses. The decrease in other operating income resulted from the discontinuation of the mortgage banking operation in June
1994.

Table  1  Summary of Operating Performance
First
Quarter                                Increase/     (decrease)

(Dollars in thousands)           1995    1994    Amount    Percent

 Net interest income            $1,268  $1,157       111     9.6%
 Provision for loan losses          90       0        90   100.0%
 Other operating income             72     213     (141)   (66.2)
 Other operating expenses        1,238   1,426     (188)   (13.2)
                            				----------------------------------
 Net income (loss) before taxes     12    (56)       68   (121.4)
 Provision for income taxes (benefit)0       0        0      0.0
                   			       ------------------------------------
	Net income (loss)          $12    $(56)     $68   (121.4)%





	At March 31, 1995, the Company had total assets of $89,078,300, total net loans of $54,521,100 and total deposits of $83,202,200. This compares to total assets of $99,181,000, total net loans of $55,778,100 and total deposits of $91,299,900 at December 31, 1994.

	On August 10, 1992, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed, among other things, to continue to adhere to certain minimum capital ratios in excess of the minimum regulatory capital requirements, as set forth in the agreement, to refrain from paying cash dividends to the holding company except with the prior approval of the OCC, and to strengthen certain programs and policies. On October 24, 1994, the OCC terminated the formal agreement. However, at the request of the OCC, the Bank agreed to maintain certain minimum capital ratios in excess of the regulatory requirements.  At March 31, 1995, the Company and the Bank had a Tier 1 capital ratio of  8.6
percent, a total capital to risk-weighted assets ratio of 9.8 percent, and a Tier 1 leverage ratio of 6.0 percent.

	On September 21, 1992, the Company entered into an informal agreement with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends except with the prior approval of the FRB and to strengthen certain programs and policies of the Company.



Operating Performance



	The following discussion explains in greater detail the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto as well as the Company's 1994 Annual Report on Form 10-KSB .



Net Interest Income: Net interest income (the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities) is the most significant component of Marathon's earnings. The Company's diverse portfolio of earning assets is comprised of its core business of loan underwriting, augmented by liquid overnight federal funds sold, short term interest-bearing deposits with other financial institutions and investment securities. These earning assets are financed through a combination of interest-bearing and noninterest-bearing sources of funds.

	Operating results in the first quarter of 1995 were enhanced by a 9.6 percent increase in net interest income from the first quarter of 1994, to $1,268,200. The reasons for this increase were increases in the rate of interest earned on those investments, offset by a change in mix to lower interest-earning assets. Average loans, which earned at an average rate of 9.4 percent in 1995, decreased $8,863,000 while other earning assets, which earned at an average rate of 5.7 percent in 1995, increased only $4,576,000. The amounts of these increases and reductions may be seen in Table 2. Interest income from earning assets rose $123,000 or 8.1 percent. The average volume of loans and investments outstanding increased 5.1 percent, while the weighted average yield on interest-earning assets increased to 8.3 percent in 1995 from 7.3 percent in previous year.

	Higher interest income in 1995 was partially offset by a 3.3 percent increase in interest expense, which resulted primarily from a 6.6 percent increase in the amount of interest-bearing liabilities. The weighted average cost for the two comparable periods remained at 2.7 percent.

	The Bank analyzes its performance using the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and the interest rate paid on interest-bearing liabilities. The net yield on earning assets is the difference between the yield on earning assets and the effective rate paid on all funds -- interest-bearing liabilities as well as interest-free sources.

	The Company's interest rate spread for the first quarter of 1995 was 5.6 percent compared to 4.6 percent in 1994. The 1995 increase was due to an increase in the yield on interest-earning assets while the cost of interest-bearing liabilities remained unchanged. The Bank has continued to reduce the level of higher cost certificate of deposit while emphasizing money NOW and market accounts. The net yield on earning assets was 6.4 percent in the first quarter of 1995 and 5.5 percent in 1994.

	The Bank's net yield on earning assets remains high in comparison with the Company's interest rate spread due to the significant volume of noninterest-bearing demand deposits relative to total funding sources (represented by total deposits and shareholders' equity). While these deposits are noninterest- bearing, they are not without cost. However, the Bank believes that they remain the lowest cost source of funds available in the marketplace (see Liquidity and Interest Rate Sensitivity Management).



Table 2 Net Interest Income Analysis
			  Average  Interest
				    income/  Weighted average
				    Change from prior year due to
						   change in:
(Dollars in thousands)     balance  expense   yield/cost
						 Volume   Rate   Total

First Quarter 1995
Loans                      $55,420  $1,289  9.4%   $(188)  $212    $24
Other earning assets        25,065     352  5.7     61      38      99
Interest-earning assets     80,485   1,641  8.3     (127)   250    123
Interest-bearing liabilities56,937     373  2.7     (19)    31      12
                     			   -------------------------------------------
                     			   $23,548  $1,268  5.6%   $(108)  $219   $111

Net yield on earning assets                 6.4%

First Quarter 1994

Loans                      $64,283  $1,265  8.0%   $(173)  $(135)  $(308)
Other earning assets        20,489     253  3.7     (114)   (39)    (143)
Interest-earning assets     84,772   1,518  7.3     (277)   (174)   (451)
Interest-bearing liabilities53,408     361  2.7     (152)    (55)   (207)
                     			   ----------------------------------------------
                     			    $31,364 $1,157  4.6%   $(125)  $(119)  $(244)

    Net yield on earning assets             5.5%



Other Operating Income : Other operating income decreased 66.2 percent in the first quarter of 1995 to $71,700, from $212,900 in the first quarter of 1994. The decrease in the gain on mortgage loan sales resulted from the discontinuation of the mortgage banking operation in June 1994.

Provision for Loan Losses:   Implicit in lending activities is
the fact that losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the portfolio as affected by economic conditions and the financial experience of borrowers.
Management of the Bank has instituted stringent credit policies designed to minimize the level of losses and nonaccrual loans.

	These policies require extensive evaluation of new credit requests and continuing review of existing credits in order to identify, monitor and quantify evidence of deterioration of quality or potential loss in a timely manner. Management's reviews are based upon previous loan loss experience, current economic conditions, composition of the loan portfolio, the value of collateral and other relative factors. The Bank's lending is concentrated in Los Angeles County and surrounding areas, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected some borrowers' ability to repay loans.

	The policy of the Bank is to review each loan over $150,000 in the portfolio to identify and classify problem credits as "substandard", "doubtful" and "loss". Substandard loans have one or more defined weaknesses. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified loss is considered uncollectible and of such little value that the continuance as an asset of the Bank is not warranted. Another category designated "listed" is maintained for loans which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management's close attention.

	Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $5,336,600 of loans classified as substandard and $187,400 of loans classified as doubtful at March 31, 1995 as compared to $6,010,100 of substandard and $109,300 of loans classified as doubtful at December 31, 1994. In addition to the classified loans, the Bank was also monitoring $4,734,600 of loans which it had designated as listed at March 31, 1995 as compared to $4,022,900 at December 31, 1994.

	With the exception of these classified and listed loans, management is not aware of any loans as of March 31, 1995 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.

	The allowance for loan losses, which provides a financial buffer for the risk of losses inherent in the lending process, is increased by the provision for loan losses charged against income, decreased by the amount of loans charged off and increased by recoveries. There is no precise method of predicting specific losses which ultimately may be charged off and the conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance and accompanying provision for loan losses can be determined only on a judgmental basis after full review, including consideration of economic conditions and their effects on specific borrowers, borrowers' financial data, and evaluation of underlying collateral for secured lending.

	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the provision for loan losses during the first quarter of 1995 totaled $90,000, loans totaling $31,500 were charged off during the period, and $64,700 was recovered. The March 31, 1995 allowance for loan losses was $919,800, or 1.7 percent of gross loans outstanding, compared with 1.4 percent at December 31, 1994. The increase in the allowance for loan losses reflects management's perception of the lending environment in which it operates. Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur. As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

	Loans charged off amounted to $205,800 in the first quarter of 1994, while recoveries totaled $20,100. As a percent of average gross loans outstanding during the year, the allowance for loan losses was 1.7 percent in the first quarter of 1995.

	At March 31, 1995, loans past due 90 days or more or on nonaccrual totaled $2,816,000, or 5.1 percent of gross loans, compared with $1,615,500, or 2.5 percent at March 31, 1994. Other real estate owned (OREO), consisting of properties received in settlement of loans totaled $6,660,600 at March 31, 1995, an increase of $116,900 from March 31, 1994.



Other Operating Expenses: Other operating expenses, which include salaries, employee benefits and the net operating cost of real estate owned through foreclosure, totaled $1,237,800 for the first quarter of 1995, a decrease of 13.2 percent from $1,425,800 in 1994. Due to earthquake damage to its banking facility, the Bank has temporarily relocated to another location. Under the terms of the new lease agreement, the Bank has reduced its monthly lease payments from $40,300 to $17,400. Therefore, occupancy expense declined 64.4 percent in the first quarter of 1995 compared to 1994. The net operating cost of real estate owned through foreclosure totaled $37,200 for 1995, compared with $54,900 in 1994, a 32.2 percent decline. Professional fees increased 27.3 percent due to the settlement of a lawsuit. Messenger and courier services decreased 50.0 percent due to a corresponding decline in noninterest-bearing deposit relationships (see "Liquidity"). Other expenses declined 46.0 percent due to the discontinuation of the mortgage banking operation. Total other operating expenses were 1.3 and
1.5 percent of average total assets at March 31, 1995 and 1994, respectively.

Income Taxes: In February 1992, the Financial Accounting Standards Bank has issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company adopted the provisions of the new standard in its financial statements for the year ended December 31, 1994. SFAS No. 109 employs the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The impact on the Bank's financial position due to the adoption of this standard was not material.

	The Company did not record a tax provision at March 31, 1995 pertaining to its net loss since the Bank has a federal net operating loss carryforward of approximately $2,172,900 at December 31, 1994 which begins to expire in 2008. For state income tax purposes, the Company has incurred a net operating loss of approximately $3,207,200 which is available as a carryforward through 1999 to offset future taxes payable, subject to fifty percent reduction, as allowed by state tax law.



Financial Condition



As set forth in Table 4, the Company recorded average total assets for the first quarter of 1995 of $93.2 million, a 2.9 percent decrease from 1994 average total assets of $96.0 million. The Bank's loan portfolio decreased 8.6 percent in the first three months of 1995 primarily due to reductions in the commercial segment of the loan portfolio. This reduction reflects the current level of loan demand and the Bank's continuing efforts to improve the quality of the loan portfolio.

	As compared to the 1994 average, other interest-earning assets increased 14.6 percent to $25.1 million. Proceeds from the reduction of the loan portfolio described above were invested in other earning assets, primarily the investment portfolio.

	Average total deposits declined 2.7 percent to $86.2 million in the first quarter of 1995. The deposit mix continued to emphasize noninterest-bearing funding sources, with interest-bearing deposits representing 65.2 percent of average total deposits at March 31, 1995, up from 60.5 percent in 1994.
In addition, the Bank shifted the level of higher cost certificates of deposits to money market, NOW and savings accounts.

Table 4                Three months ended  Year ended         Change
			March 31, 1995     December 31, 1994  from 1994
Balance Sheet Analysis     Average   % of  Average  % of  Amount   %
(Dollars in millions)      balance  Total  balance Total
              		       -------------------------------------------------
Loans                          $55.4  68.8%  $60.6  73.5% $(5.2) (8.6)%
Other interest-earning assets   25.1  31.2%   21.9  26.5%   3.2   14.6%

Total earning assets            80.5 100.0%   82.5 100.0%  (2.0)  (2.4)%
Total assets                   $93.2 $96.0    (2.8) (2.9)%

Deposits:

Interest bearing demand       $8.6   10.0%    $6.5   7.3%    2.1  32.3%

Money market and savings      37.3    43.3%   32.7    36.9%  4.6  14.1%

Time certificates of deposit  10.3    11.9%   14.4    16.3% (4.1)(28.5)%

Total interest-bearing deposits56.2   65.2%   53.6    60.5%  2.6   4.9%

Non-interest-bearing
demand deposits               30.0    34.8%   35.0    39.5% (5.0) (14.3)%

Total deposits               $86.2   100.0%   88.6   100.0% $(2.4) (2.7)%

Total earning assets as a percent of
total deposits                93.4%           93.1%





Liquidity and Interest Rate-Sensitivity Management



The primary function of asset liability management is to ensure adequate liquidity and to maintain an appropriate balance between rate sensitive assets and rate sensitive liabilities. Liquidity management involves matching sources and uses of the Company's funds in order to effectively meet the cash flow needs of our customers, as well as the cash flow requirements of the Company itself. Interest rate sensitivity management seeks to stabilize net interest income during periods of changing interest rates.



Liquidity: Management monitors its liquidity position continuously in relation to trends of loans and deposits, and relates the data to short and long term expectations. In order to serve Marathon's customers effectively, funds must be available to meet their credit needs as well as their withdrawals of deposited funds. Liquidity from assets is provided by the receipt of loan payments and by the maturity of other earning assets as further described below. Liquidity from liabilities is attained primarily by obtaining new deposits.

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 28.2 percent at March 31, 1995 and 33.8 percent at December 31, 1994. The average maturity of the Bank's investment securities portfolio is 3.3 years at March 31, 1995 versus 3.2 years at December 31, 1994. The loan to deposit ratio was 66.6 percent and 62.0 percent for March 31, 1995 and December 31, 1994, respectively.

	On the liability side, Marathon's liquidity position is enhanced by sizable core deposits. As stable core deposits (which include all deposits except time certificates of deposit) are generated, the need for other sources of liquidity diminishes. This derives from the fact that the Bank's primary liquidity requirement generally arises from the need to meet maturities of time certificates of deposit. Absent extraordinary conditions, the bulk of stable core deposits do not require significant amounts of liquidity to meet the net short or intermediate term withdrawal demands of customers.

	Marathon has emphasized core deposit growth which represents
88.1 percent of total average deposits during the first quarter of 1995 and 83.8 percent during 1994. In addition, the Company's time deposits were primarily from its local customer base, which is highly diversified and without significant concentrations.

	A significant portion of Marathon's noninterest-bearing demand deposits is attributable to a single demand account relationship. During the first quarter of 1995 and all of 1994, this relationship represented 4.7 percent and 10.7 percent, respectively, of average total deposits. While the deposits are noninterest-bearing, the account relationship is not without cost as the Bank provides messenger, courier, accounting and data processing services in connection with the relationship.
Recognizing the importance of this account relationship to the Company's liquidity, management maintains an amount equal to the total account relationship in demand balances due from correspondent banks and liquid earning assets, including overnight federal funds sold, investment securities and interest-bearing balances in other financial institutions. In addition, the loan-to-deposit ratio, an important measure of asset liquidity, is monitored with the account relationship excluded from total deposits. On that basis, the loan-to-deposit ratio at March 31, 1995 was 70.3 percent, compared with 79.3 percent at December 31, 1994.



Interest Rate-Sensitivity Management: Interest rate sensitivity management focuses, as does liquidity management, on the maturities of earning assets and funding sources. In addition, interest rate sensitivity management takes into consideration those assets and liabilities whose interest rates are subject to change prior to maturity. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds. In an effort to maintain consistent earnings performance, Marathon manages the repricing characteristics of its assets and liabilities to control net interest sensitivity.

	The Company measures interest rate sensitivity by distributing the rate maturities of assets and supporting funding liabilities into interest sensitivity periods, summarizing interest rate risk in terms of the resulting interest sensitivity gaps. A positive gap indicates that more interest sensitive assets than interest sensitive liabilities will be repriced during a specified period, while a negative gap indicates the opposite condition.

	Balance sheet items are categorized according to contractual maturity or repricing dates, as appropriate. Reference rate indexed loans, federal funds sold and money market deposits constitute the bulk of the floating rate category. Determining the interest rate sensitivity of noncontractual items is arrived at in a more qualitative manner. Demand deposits are considered to be a mix of short and long term funds, based upon historical behavior. Savings deposits are viewed as susceptible to competitive factors brought on by deregulation and, therefore, classified as intermediate funds.

	It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities.
Rate sensitive assets were 99.1 percent of rate sensitive liabilities at March 31, 1995 as compared to 91.2 percent at the end of 1994. In the one year or less category, rate sensitive assets were 118.3 percent of rate sensitive liabilities at March
31, 1995 and 117.7 percent at December 31, 1994. The gap position is but one of several variables that affect net interest income. Consequently, these amounts are used with care in forecasting the impact of short term changes in interest rates on net interest income. In addition, the gap calculation is a static indicator and is not a net interest income predictor in a dynamic business environment.



Table 5

Analysis of Rate Sensitive

Assets & Liabilities
			      Rate sensitive or maturing in
				   by Time Period
			    90 days  3 - 12  1 - 5    Over 5
(Dollars in millions)
			    or less  months  years     years  Total

March 31, 1995

Investments                   $10.8   $4.2    $2.1    $5.6    $22.7

Loans                         44.3    2.1     3.4     4.7     $54.5

  Rate sensitive assets       55.1    6.3     5.5     10.3    77.2

Time deposits                 $3.1    $5.8    $1.0    $0.0    $9.9

Other deposits                43.0    0.0     2.0     23.0    $68.0

  Rate sensitive liabilities  46.1    5.8     3.0     23.0    77.9

Rate sensitive GAP            $9.0    $0.5    $2.5    $(12.7) $(0.7)

Cumulative GAP                $9.0    $9.5    $12.0   $(0.7)  --

Cumulative ratio of sensitive

  assets to liabilities         1.2     1.2     1.2     1.0     1.0

December 31, 1994

Investments                   $11.4   $7.1    $4.3    $5.5    $28.3

Loans                          44.5    2.3     3.6     5.2     55.6

    Rate sensitive assets      55.9    9.4     7.9     10.7    83.9

Time deposits                   3.7     5.7     1.0     0.0     10.4

Other deposits                 46.1    0.0     2.5     32.3    80.9

    Rate sensitive liabilities  49.8    5.7     3.5     32.3    91.3

Rate sensitive GAP             $6.1    $3.7    $4.4    $(21.6) $(7.4)

Cumulative GAP                 $6.1    $9.8    $14.2   $(7.4)  --

Cumulative ratio of sensitive assets to liabilities

assets to liabilities           1.1     1.2     1.2     0.9     0.9

Capital Resources And  Dividends



	The Bank is required to meet certain minimum risk-based capital guidelines and leverage ratios promulgated by the bank regulatory authorities. The risk based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentives to holding liquid, low risk assets. The leverage ratio consists of tangible Tier 1 capital divided by average total assets.

	In addition, at the request of the OCC, the Bank agreed to maintain certain minimum capital ratios in excess of the regulatory requirements. The agreement increased the minimum
Tier 1 risk based capital ratio to 8.0 percent from 4.0 percent, the total risk based capital ratio to 10.0 percent from 8.0 percent, and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At March 31, 1995, the Bank had a Tier 1 risk-based capital ratio of 8.6 percent, a total capital to risk-weighted assets ratio of 9.8 percent, and a Tier 1 capital leverage ratio of 6.0 percent. At year-end 1994, these ratios were 8.4 percent, 9.6 percent, and 5.6 percent, respectively.
The Bank has projected that all of the above ratios will be met by the end on 1995.

PART II.  OTHER INFORMATION







Item 1.  Legal Proceedings



	 None.





Item 2.  Changes in Securities



	 None.





Item 3.  Defaults Upon Senior Securities



	 None.





Item 4.  Submission of Matters to a Vote of Security Holders



	 None



Item 5.  Other Information



	 None.





Item 6.  Exhibits and Reports on Form 8-K



	 None.

						       SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















MARATHON
BANCORP











Date:     May 15, 1995


C. Thomas  Mallos

Director and
Chief Financial Officer