Form 10QSB/A
period 1995-03-31
MARATHON BANCORP
filed 1995-06-28
CIK 718446

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

 (State or other jurisdiction of incorporation)
 (I.R.S.Employer Identification No.)

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



	 Exhibit 27







































						       SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















MARATHON BANCORP











Date:     June 24, 1995


                  C. Thomas  Mallos


         Director and Chief Financial Officer