Form 10QSB
period 1995-06-30
MARATHON BANCORP
filed 1995-08-15
CIK 718446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10- QSB

1



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

1

                  For the quarterly period ended
        June 30, 1995




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



      As of June 1, 1995, there were 1,248,764 shares of no par
Common Stock issued and outstanding.

Consolidated Statements of Financial Condition
                                                    Marathon
Bancorp and Subsidiary

                              (Unaudited) 	              June
30,        December 31,



(Unaudited) 	1995  	1994

Assets

Cash and due from banks 	$10,417,400 	$5,196,400

Federal funds sold 	9,000,000 	2,000,000

        Cash and cash equivalents 	19,417,400 	7,196,400

Interest-bearing deposits with financial institutions 	585,000
	396,000

Securities available for sale 	0 	10,835,800

Securities held to maturity (aggregate market value of $11,482,000 in 1995

        and $12,492,800 in 1994) 	11,812,200 	15,082,500

Loans receivable, net 	51,893,500 	55,778,100

Other real estate owned, net 	5,751,800 	6,137,500

Premises and equipment, net 	437,500 	508,700

Accrued interest receivable 	558,300 	682,800

Other assets 	352,200 	563,200

 	$90,807,900 	$99,181,000



Liabilities and Shareholders' Equity

Deposits:

     Demand, noninterest-bearing 	$37,018,200 	$36,245,400

     Demand, interest-bearing 	8,902,100 	8,232,200

     Money market and savings 	30,034,100 	36,426,700

     Time certificates of deposit:

        Under $100,000 	5,650,600 	5,825,400

        $100,000 and over 	4,063,400 	4,570,200

     Total deposits 	85,668,400 	91,299,900

Accrued interest payable 	94,700 	84,100

Other liabilities 	142,600 	430,100

        Total liabilities 	85,905,700 	91,814,100

Commitments and contingencies

Shareholders' equity:

     Preferred shares - no par value, 1,000,000 shares authorized,

        no shares issued and outstanding 	0   	0

     Common shares - no par value, 9,000,000 shares authorized,


        1,248,764 shares issued and outstanding 	8,080,000
	8,080,000

     Unrecognized loss on securities available for sale 	0
	(10,300)

     Deficit 	(3,177,800) 	(2,702,800)

        Total shareholders' equity 	4,902,200 	5,366,900

 	$90,807,900 	$97,181,000



See accompanying notes to unaudited consolidated financial statements.
Consolidated Statements of Operations

Marathon Bancorp and Subsidiary

	Three months ended   	Six months ended

	June 30,  	June 30,

(Unaudited) 	1995   	1994   	1995   	1994

Interest income:

Loans, including fees 	$1,221,900 	$1,295,400 	$2,511,100
	$2,560,000

Mortgage loans held for sale 	0 	46,700 	0 	119,100

Investment securities:

   Taxable 	205,200 	160,600 	529,300 	328,200

Federal funds sold 	83,900 	13,800 	99,300 	27,100

Deposits with financial institutions 	14,300 	0 	27,000 	0

     Total interest income 	1,525,300 	1,516,500 	3,166,700
	3,034,400

Interest expense:

Deposits 	339,900 	327,700 	703,600 	681,900

Federal funds purchased 	0 	8,100 	9,500 	15,200

     Total interest expense 	339,900 	335,800 	713,100 	697,100

Net interest income before provisions for loan losses 	1,185,400
	1,180,700 	2,453,600 	2,337,300

Provision for loan losses 	351,100 	0 	441,100 	0

    Net interest income after provisions for loan  losses
	834,300 	1,180,700 	2,012,500 	2,337,300

Other operating income:

Service charges on deposit accounts 	60,800 	69,300 	125,000
	140,200

Gain on mortgage loan sales 	0 	25,700 	0 	142,400

Other service charges and fees 	11,600 	20,100 	19,100 	45,400

     Total other operating income  	72,400 	115,100 	144,100
	328,000

Other operating expenses:

Salaries and employee benefits 	469,200 	513,800 	996,200
	1,108,000

Net operating cost of other real estate owned 	214,300 	49,800
	251,500 	104,700

Occupancy 	88,400 	160,300 	177,200 	314,300

Furniture and equipment 	31,700 	31,800 	54,400 	63,300

Professional services 	222,000 	134,100 	395,000 	270,000

Business promotion 	17,400 	19,900 	33,800 	39,800

Stationery and supplies 	18,300 	23,400 	37,000 	35,400

Data processing services 	149,800 	141,200 	310,500 	275,200

Messenger and courier services 	61,600 	116,000 	121,600
	236,100

Insurance and assessments 	94,200 	118,000 	192,800 	223,000

Other expenses 	26,800 	55,000 	61,500 	119,300

     Total other operating expenses 	1,393,700 	1,363,300
	2,631,500 	2,789,100

Net loss before extraordinary item 	(487,000) 	(67,500)
	(474,900) 	(123,800)

Extraordinary gain on early debt extinguishment 	0 	111,800 	0
	111,800

Net income (loss) 	$(487,000) 	$44,300 	$(474,900) 	$(12,000)

Net income (loss) per share:

Net loss before extraordinary item 	$(0.39) 	$(0.05) 	$(0.38)
	$(0.01)

Extraordinary item 	0.00 	0.09 	0.00 	0.00

Net income (loss)  	$(0.39) 	$0.04 	$(0.38) 	$(0.01)

See accompanying notes to unaudited consolidated financial statements.
Consolidated Statements of Cash Flows

Marathon Bancorp and Subsidiary

( 	Six months ended June 30,



Increase (decrease) in cash and cash equivalents 	1995   	1994

Cash flows from operating activities:

Interest received 	$3,258,600 	$3,102,200

Service charges on deposit accounts and other fees received
	144,100 	185,600

Proceeds of mortgage loans held for sale 	0 	17,065,400

Funding of mortgage loans held for sale 	0 	(9,150,200)

Interest paid 	(702,500) 	(685,300)

Cash paid to suppliers and employees 	(2,544,200) 	(2,941,600)

Income taxes refunded 	36,000 	1,389,100

     Net cash provided by operating activities 	192,000
	8,965,200

Cash flows from investing activities:

Net increase in interest-bearing deposits with other financial
institutions 	(189,000) 	0

Purchases of securities held to maturity 	0 	(3,038,200)

Proceeds from maturities of securities held to maturity
	3,311,600 	5,303,800

Proceeds from maturities of securities available for sale
	10,845,300 	0

Net decrease in loans made to customers 	3,476,800 	3,119,600

Proceeds from sale of other real estate owned 	189,900
	1,205,100

Purchases (sales) of furniture, fixtures and equipment 	25,900
	(4,700)

     Net cash provided by investing activities 	17,660,500
	6,585,600

Cash flows from financing activities:

Net decrease in noninterest-bearing and

   interest-bearing demand deposits and money market

   and savings accounts 	(4,949,900) 	(217,500)

Repayment of long term debt 	0 	(560,000)

Net decrease in time certificates of deposits 	(681,600)
	(8,164,500)

     Net cash used by financing activities 	(5,631,500)
	(8,942,000)

Net increase in cash and cash equivalents 	12,221,000 	6,608,800

Cash and cash equivalents at beginning of year 	7,196,400
	5,327,900

Cash and cash equivalents at end of year 	$19,417,400
	$11,936,700

See accompanying notes to unaudited consolidated financial statements.

											 (Continued)

Marathon Bancorp and Subsidiary

	Six months ended June 30,



Reconciliation of net income (loss) to net cash provided (used)


     by operating activities 	1995   	1994

Net loss 	$(474,900) 	$(12,000)

Adjustments to reconcile net loss to net cash provided

      by operating activities:

        Depreciation and amortization expense 	45,300 	58,900

        Gain on sale of real estate owned 	(29,000) 	(85,300)

        Provision for REO losses 	183,500 	0

        Provision for loan losses 	441,100 	0

        Extraordinary gain on early debt extinguishment 	0
	(111,800)

        Gain on mortgage loans held for sale 	0 	(142,400)

        Amortization of premiums and discounts on securities,
net 	(40,600) 	63,800

        Net decrease in mortgage loans held for sale 	0
	7,915,200

        Change in deferred loan origination fees, net 	8,000
	900

        Change in accrued interest receivable 	124,500 	3,100

        Change in accrued interest payable 	10,600 	11,800

        Change in income tax receivable 	36,000 	1,389,100

        Change in other assets 	175,000 	80,600

        Change in other liabilities 	(287,500) 	(206,700)

          Total adjustments 	666,900 	8,977,200

Net cash provided  by operating activities 	$192,000 	$8,965,200

Supplemental cash flow information:

           Transfer from loans to other real estate owned
	$243,400 	$2,058,800

           Loans made to facilitate the sale of other real
estate owned 	$284,750 	$3,029,000



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

    The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 1995 and December
31, 1994, results of operations and changes in cash flows for the six-month and three-month periods ended June 30, 1995 and 1994. The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1995.



(2) Income or loss per Share

Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share was 1,248,764 for both the three-month and six-month periods ended June 30, 1995 and 1994.
MANAGEMENT'S DISCUSSION AND ANALYSIS



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



Summary



	Marathon Bancorp recorded a net loss for the six-month period ended June 30, 1995 of $474,900, or $.38 per common share, compared with net loss of $12,000, or $.01 per common share, for the same period in 1994.

	The primary reason for the increase in the loss was a $441,100 provision for loan losses for the six month period ended June
30, 1995 (see "Provision for Loan Losses").

	As summarized in Table 1 and discussed more fully below, the Bank's first quarter 1995 operations resulted in a 5.0 percent increase in net interest income, a 100% increase in the provision for loan losses, a 56.1 percent decrease in other operating income, and a 5.6 percent decrease in other operating expenses. The decrease in other operating income resulted from the discontinuation of the mortgage banking operation in June
1994.

       Table  1  Summary of Operating Performance 	 First Half
		  Increase/     (decrease)



 	(Dollars in thousands) 	1995   	1994   	Amount   	Percent



	Net interest income 	$2,454 	$2,337 	117 	5.0%

	Provision for loan losses 	441 	0 	441 	         100.0%

	Other operating income  	144 	328 	(184) 	(56.1)

	Other operating expenses 	2,632 	2,789 	(157) 	(5.6)

	Net loss before extraordinary item 	$(475) 	$(124) 	$(351) 	283

	Extraordinary item 	0 	112 	(112) 	(100.0)

	Net loss 	$(475) 	(12) 	(463) 	3,858



	At June 30, 1995, the Company had total assets of $90,807,900, total net loans of $51,893,500 and total deposits of $85,668,400. This compares to total assets of $97,181,000, total net loans of $55,778,100 and total deposits of $91,299,900 at December 31, 1994.

	On August 10, 1992, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed, among other things, to continue to adhere to certain minimum capital ratios in excess of the minimum regulatory capital requirements, as set forth in the agreement, to refrain from paying cash dividends to the holding company except with the prior approval of the OCC, and to strengthen certain programs and policies. On October 24, 1994, the OCC terminated the formal agreement. However, at the request of the OCC, the Bank agreed to maintain certain minimum capital ratios in excess of the regulatory requirements. The agreement increased the minimum Tier 1 risk based capital ratio to 8.0 percent from 4.0 percent, the total risk based capital ratio to
10.0 percent from 8.0 percent, and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At June 30, 1995, the Company and the Bank had a Tier 1 risk based capital ratio of
8.3 percent, a total risk based capital ratio of 9.4 percent, and a Tier 1 capital leverage ratio of 5.7 percent.

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

	Operating results in the first half of 1995 were enhanced by a
5.0 percent increase in net interest income from the first half of 1994, to $2,453,600. The reasons for this increase were increases in the rate of interest earned on those investments, offset by a change in mix to lower interest-earning assets.
Average loans, which earned at an average rate of 9.2 percent in 1995, decreased $8,088,000 while other earning assets, which earned at an average rate of 5.8 percent in 1995, increased only
$4,558,000. The amounts of these increases and reductions may be seen in Table 2. Interest income from earning assets rose
$132,000 or 4.4 percent. The average volume of loans and investments outstanding decreased 4.3 percent, while the weighted average yield on interest-earning assets increased to
8.2 percent in 1995 from 7.5 percent in previous year.

	Higher interest income in 1995 was partially offset by a 2.3 percent increase in interest expense, which resulted primarily from a 3.0 percent increase in the amount of interest-bearing liabilities. The weighted average cost for the two comparable periods remained at 2.7 percent.

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

	The Company's interest rate spread for the first half of 1995 was 5.5 percent compared to 4.8 percent in 1994. The 1995 increase was due to an increase in the yield on interest-earning assets while the cost of interest-bearing liabilities remained unchanged. The Bank has continued to reduce the level of higher cost certificate of deposit while emphasizing NOW and money market accounts. The net yield on earning assets was 6.4 percent in the first half of 1995 and 5.8 percent in 1994.

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



Table 2 Net Interest Income Analysis 	 Average   	Interest
income/   	Weighted  average   	Change from prior year due to
change in:

(Dollars in thousands) 	balance   	expense   	yield/cost
Volume              Rate             Total

Six months ended 6/30/95

    Loans 	$54,958 	$2,511 	9.2% 	$(349) 	$300 	$(49)

    Other earning assets 	22,931 	656 	5.8    	112 	69 	181

    Interest-earning assets 	77,889 	3,167 	8.2    	(237) 	369
	132

    Interest-bearing liabilities 	53,662 	713 	2.7    	(55) 	70
	15

	$24,227 	$2,454 	5.5% 	$(182) 	$299 	$117

    Net yield on earning assets 	 	 	6.4%

Six months ended 6/30/94

    Loans 	$63,046 	2560 	8.2% 	$(386) 	$(110) 	$(496)

    Other earning assets 	18,373 	474 	4.2    	(390) 	5 	(385)

    Interest-earning assets 	81,419 	3,034 	7.5    	(776) 	(105)
	(881)

    Interest-bearing liabilities 	52,107 	697 	2.7    	(367)
	(100) 	(467)

 	$29,312 	$2,337 	4.8% 	$(409) 	$(5) 	$(414)

    Net yield on earning assets 	 	 	5.8%



Other Operating Income : Other operating income decreased 56.1 percent in the first half of 1995 to $144,100, from $328,000 in the first half of 1994. The decrease in the gain on mortgage loan sales resulted from the discontinuation of the mortgage banking operation in June 1994.

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

	Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $7,467,700 of loans classified as substandard and $37,200 of loans classified as doubtful at June 30, 1995 as compared to $6,010,100 of substandard and $109,300 of loans classified as doubtful at December 31, 1994. In addition to the classified loans, the Bank was also monitoring $2,014,000 of loans which it had designated as listed at June 30, 1995 as compared to $4,022,900 at December 31, 1994.

	With the exception of these classified and listed loans, management is not aware of any loans as of June 30, 1995 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.

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

	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the provision for loan losses during the first half of 1995 totaled $441,100, loans totaling $612,100 were charged off during the period, and $75,400 was recovered. Loans charged off amounted to $644,700 in the first half of 1994, while recoveries totaled $82,800. The June 30, 1995 allowance for loan losses was $700,900, or 1.3 percent of gross loans outstanding, compared with 1.4 percent at December 31, 1994. The increase in the allowance for loan losses reflects management's perception of the lending environment in which it operates. Based on the increase in the level of substandard loans, the Bank increased its provision for loan losses during the six months ended June
30, 1995. Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur. As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.



 	At June 30, 1995, loans past due 90 days or more or on nonaccrual totaled $907,000, or 1.7 percent of gross loans, compared with $629,400, or 1.1 percent at June 30, 1994. Other real estate owned (OREO), consisting of properties received in settlement of loans totaled $5,751,800 at June 30, 1995, a decrease of $385,700 from December 31, 1994.



Other Operating Expenses: Other operating expenses, which include salaries, employee benefits and the net operating cost of real estate owned through foreclosure, totaled $2,631,500 for the first half of 1995, a decrease of 5.7 percent from $2,789,100 in 1994. Due to earthquake damage to its banking facility, the Bank has temporarily relocated to another location. Under the terms of the new lease agreement, the Bank has reduced its monthly lease payments from $40,300 to $17,400. Therefore, occupancy expense declined 43.6 percent in the first half of 1995 compared to 1994. The net operating cost of real estate owned through foreclosure totaled $251,500 for 1995, compared with $104,700 in 1994, reflecting a $183,500 provision for REO losses. Professional fees increased 46.3 percent due to the settlement of a lawsuit. Messenger and courier services decreased 48.5 percent due to a corresponding decline in noninterest-bearing deposit relationships (see "Liquidity"). Other expenses declined 48.4 percent primarily due to the discontinuation of the mortgage banking operation. Total other operating expenses were 2.9 of average total assets at June 30, 1995 and 1994.

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

	The Company did not record a tax provision at June 30, 1995 pertaining to its net loss since the Bank has a federal net operating loss carryforward of approximately $2,172,900 at December 31, 1994 which begins to expire in 2008. For state income tax purposes, the Company has incurred a net operating loss of approximately $3,207,200 which is available as a carryforward through 1999 to offset future taxes payable, subject to fifty percent reduction, as allowed by state tax law.



Financial Condition



As set forth in Table 4, the Company recorded average total assets for the first half of 1995 of $90.3 million, a 5.9 percent decrease from 1994 average total assets of $96.0 million. The Bank's loan portfolio decreased 9.2 percent in the first half of 1995 primarily due to reductions in the commercial segment of the loan portfolio. This reduction reflects the current level of loan demand and the Bank's continuing efforts to improve the quality of the loan portfolio. As compared to the 1994 average, other interest-earning assets increased 4.6 percent to $22.9 million.

	Average total deposits declined 5.2 percent to $84.0 million in the first half of 1995. Interest -bearing deposits representing
63.5 percent of average total deposits at June 30, 1995, up from
60.5 percent in 1994.  In addition, the Bank shifted from higher cost certificates of deposits to money market, NOW and savings accounts.
	 Table 4 	Three months ended      June 30, 1995      	Year
ended    December 31, 1994    	  Change

    Balance Sheet Analysis
Average           % of        Average            % of
    from 1994

	(Dollars in millions) 	balance   	Total    	balance   	Total
	    Amount       	%

	Loans 	 $55.0 	70.6% 	 $60.6 	73.5% 	 $(5.6) 	(9.2)%

	Other interest-earning assets 	22.9 	29.4% 	21.9 	26.5% 	1.0
	4.6%

	Total earning assets 	77.9 	100.0% 	82.5 	100.0% 	(4.6) 	(5.6)%

	Total assets 	 $90.3 	 	 $96.0 	 	(5.7) 	(5.9)%

	Deposits:

	   Interest bearing demand 	 $8.4 	10.0% 	 $6.5 	7.3% 	1.9
	29.2%

	   Money market and savings 	34.9 	41.5% 	32.7 	36.9% 	2.2
	6.7%

	   Time certificates of deposit 	10.0 	11.9% 	14.4 	16.3%
	(4.4) 	(30.6)%

	   Total interest-bearing deposits 	53.3 	63.5% 	53.6 	60.5%
	(0.3) 	(0.6)%

	   Non-interest-bearing demand deposits 	30.7 	36.5% 	35.0
	39.5% 	(4.3) 	(12.3)%

	   Total deposits 	 $84.0 	100.0% 	88.6 	100.0% 	 $(4.6)
	(5.2)%

	Total earning assets as a percent of

	 total deposits 		92.7% 		93.1%





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

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 35.7 percent at June 30, 1995 and 33.8 percent at December 31, 1994. The average maturity of the Bank's investment securities portfolio is 6.7 years at June 30, 1995 versus 3.2 years at December 31, 1994. The loan to deposit ratio was 61.4 percent and 62.0 percent for June 30, 1995 and December 31, 1994, respectively.

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

	Marathon has emphasized core deposit growth which represents, on average, 88.1 percent of total average deposits during the first half of 1995 and 83.8 percent during 1994. In addition, the Company's time deposits were primarily from its local customer base, which is highly diversified and without significant concentrations.

	A significant portion of Marathon's noninterest-bearing demand deposits is attributable to a single demand account relationship. During the first half of 1995 and all of 1994, this relationship represented 5.5 percent and 10.7 percent, respectively, of average total deposits. While the deposits are noninterest-bearing, the account relationship is not without cost as the Bank provides messenger, courier, accounting and data processing services in connection with the relationship.
Recognizing the importance of this account relationship to the Company's liquidity, management maintains an amount equal to the total account relationship in demand balances due from correspondent banks and liquid earning assets, including overnight federal funds sold, investment securities and interest-bearing balances in other financial institutions. In addition, the loan-to-deposit ratio, an important measure of asset liquidity, is monitored with the account relationship excluded from total deposits. On that basis, the loan-to-deposit ratio at June 30, 1995 was 69.3 percent, compared with 79.3 percent at December 31, 1994.



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

	It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities.
Rate sensitive assets were 93 percent of rate sensitive liabilities at June 30, 1995 as compared to 91 percent at the end of 1994. In the one year or less category, rate sensitive assets were 109 percent of rate sensitive liabilities at June
30, 1995 and 118 percent at December 31, 1994. The gap position is but one of several variables that affect net interest income.
 Consequently, these amounts are used with care in forecasting the impact of short term changes in interest rates on net interest income. In addition, the gap calculation is a static indicator and is not a net interest income predictor in a dynamic business environment.

Table 5

Analysis of Rate Sensitive

Assets & Liabilities
                     Rate sensitive or maturing in


by Time Period
90 days              3 - 12            1 - 5           Over 5


(Dollars in millions)
       or less           months           years
years           Total



June 30, 1995

Investments 	$11.4 	$2.5 	$2.0 	$5.6 	$21.5

Loans 	40.2 	3.9 	3.4 	4.6 	$52.1

  Rate sensitive assets 	51.6 	6.4 	5.4 	10.2 	73.6

Time deposits 	$3.0 	$5.8 	$0.9 	$0.0 	$9.7

Other deposits 	44.2 	0.0 	2.2 	22.6 	$69.0

  Rate sensitive liabilities 	47.2 	5.8 	3.1 	22.6 	78.7

Rate sensitive GAP 	$4.4 	$0.6 	$2.3 	$(12.4) 	$(5.1)

Cumulative GAP 	$4.4 	$5.0 	$7.3 	$(5.1) 	--

Cumulative ratio of sensitive

  assets to liabilities 	1.1 	1.1 	1.1 	0.9 	0.9

December 31, 1994

Investments 	$11.4 	$7.1 	$4.3 	$5.5 	$28.3

Loans 	44.5 	2.3 	3.6 	5.2 	55.6

    Rate sensitive assets 	55.9 	9.4 	7.9 	10.7 	83.9

Time deposits 	3.7 	5.7 	1.0 	0.0 	10.4

Other deposits 	46.1 	0.0 	2.5 	32.3 	80.9

    Rate sensitive liabilities 	49.8 	5.7 	3.5 	32.3 	91.3

Rate sensitive GAP 	$6.1 	$3.7 	$4.4 	$(21.6) 	$(7.4)

Cumulative GAP 	$6.1 	$9.8 	$14.2 	$(7.4) 	--

Cumulative ratio of sensitive assets to liabilities

assets to liabilities 	1.1 	1.2 	1.2 	0.9 	0.9







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

	In addition, at the request of the OCC, the Bank agreed to maintain certain minimum capital ratios in excess of the regulatory requirements. The agreement increased the minimum
Tier 1 risk based capital ratio to 8.0 percent from 4.0 percent, the total risk based capital ratio to 10.0 percent from 8.0 percent, and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At June 30, 1995, the Bank had a Tier 1 risk-based capital ratio of 8.3 percent, a total capital to risk-weighted assets ratio of 9.4 percent, and a Tier 1 capital leverage ratio of 5.7 percent. At year-end 1994, these ratios were 8.4 percent, 9.6 percent, and 5.6 percent, respectively.

PART II.  OTHER INFORMATION







Item 1.  Legal Proceedings



         None.





Item 2.  Changes in Securities



         None.





Item 3.  Defaults Upon Senior Securities



         None.





Item 4.  Submission of Matters to a Vote of Security Holders



             On May l9, 1995, proxy materials for the 1995 Annual Meeting of Shareholders of Marathon Bancorp ("the meeting"), were mailed to all shareholders of record on March 15, 1995. The meeting took place on June 19, 1995. Shareholders were asked to vote on the matter shown below. Of the total 1,278,764 shares outstanding and entitled to vote, 910,967 shares were represented either in person or by properly executed proxies. The results of the voting on the matter are shown below in parenthesis.



Matter 1. To elect eight persons to the Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected or have qualified.



	Robert J. Abernethy (871,693); Frank W. Jobe (871,693); C. Thomas Mallos (871,693); John J. Maloney

 	(871,693); Robert L. Oltman (871,693); Ann Pappas (871,693);
Nick Patsaouras (871,285); Michael V.

	Reyes (871,693).





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















                                         				        MARATHON
BANCORP











Date:     August 14, 1995


                                       					      C. Thomas
Mallos

                                       					      Director and
Chief Financial Officer