Form 10QSB
period 1995-09-30
MARATHON BANCORP
filed 1995-11-13
CIK 718446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10- QSB





[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

	      SECURITIES EXCHANGE ACT OF 1934



		  For the quarterly period ended
	September 30, 1995




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



      As of November 1, 1995, there were 1,248,764 shares of no par Common Stock issued and outstanding.














Consolidated Statements of Financial Condition
Marathon Bancorp and Subsidiary


			     September 30,      December 31,
(Unaudited)                       1995               1994
			    ----------------------------------
Assets

Cash and due from banks         $7,351,300      $4,061,600

Federal funds sold              15,500,000       9,000,000

Cash and cash equivalents       22,851,300      13,061,600

Interest-bearing deposits with financial institutions
				   388,000         495,000

Securities available for sale            0       5,962,500

Securities held to maturity (aggregate market value of
$9,801,400 in 1995
and $14,374,100 in 1994)        10,054,900      15,363,300

Loans receivable, net           50,269,400      56,271,100

Other real estate owned, net     3,976,800       6,157,500

Premises and equipment, net        436,400         530,100

Accrued interest receivable        502,500         630,700

Other assets                       318,500         531,800
			      -----------------------------
			       $88,797,800     $99,003,600
			      =============================


Liabilities and Shareholders' Equity

Deposits:

     Demand, noninterest-bearing        $41,314,100     $32,719,100

     Demand, interest-bearing             7,744,900       6,792,900

     Money market and savings            25,698,900      41,680,100

     Time certificates of deposit:

	Under $100,000                    5,461,400       6,104,800

	$100,000 and over                 3,481,700       5,403,800

     Total deposits                      83,701,000      92,700,700

Accrued interest payable                    192,900         282,200

Other liabilities                             9,400               0
				      ------------------------------
	Total liabilities                83,903,300      92,982,900

Commitments and contingencies

Shareholders' equity:

     Preferred shares - no par value, 1,000,000 shares authorized,

	no shares issued and outstanding        0                0

     Common shares - no par value, 9,000,000 shares authorized,

1,248,764 shares issued and outstanding   8,080,000       8,080,000

     Deficit                             (3,185,500)     (2,059,300)
				       -----------------------------
	Total shareholders' equity        4,894,500       6,020,700

					 $88,797,800     $99,003,600
					============================


See accompanying notes to unaudited consolidated financial statements.
Consolidated Statements of Operations

Marathon Bancorp and Subsidiary

				 Three months ended      Nine months ended

				     September 30,          September 30,

(Unaudited)                          1995        1994       1995       1994
			      ------------------------------------------------
Interest income:
Loans, including fees          $1,179,000   $1,243,400  $3,690,100  $3,803,400

Mortgage loans held for sale            0       3,100            0     122,200

Investment securities -taxable    163,500      223,900     692,800     552,100

Federal funds sold                135,000       63,900     234,300      91,000

Deposits with financial institutions5,200        3,600      32,200       3,600
			       -----------------------------------------------
Total interest income           1,482,700    1,537,900   4,649,400   4,572,300

Interest expense:

Deposits                          307,100      358,100   1,010,700   1,040,000

Federal funds purchased                 0            0       9,500      15,200
				----------------------------------------------
     Total interest expense       307,100      358,100   1,020,200   1,055,200

Net interest income before
provisions for loan losses      1,175,600    1,179,800   3,629,200   3,517,100

Provision for loan losses               0            0     441,100           0
			       ------------------------------------------------
    Net interest income after provisions for loan  losses
				1,175,600    1,179,800    3,188,100  3,517,100

Other operating income:
Service charges on deposit
accounts                           39,700       54,900      164,700    195,100

Gain on mortgage loan sales             0        4,200            0    146,600

Other service charges and fees      7,700       18,000       26,800     63,400

     Total other operating income  47,400       77,100      191,500    405,100

Other operating expenses:

Salaries and employee benefits    438,600      456,300    1,434,800  1,564,300

Net operating cost of other
real estate owned                 167,500       45,000      419,000    149,700

Occupancy                          87,800      150,200      265,000    464,500

Furniture and equipment            23,600       32,600       78,000     95,900

Professional services             163,900      143,700      558,900    413,700

Business promotion                 15,200       16,300       49,000     56,100

Stationery and supplies            22,600       17,000       59,600     52,400

Data processing services          141,100      134,200      451,600    409,400

Messenger and courier services     64,800       96,200      186,400    332,300

Insurance and assessments          55,300      102,500      248,000    325,500

Other expenses                     50,500       49,800      112,000    169,100
			       ------------------------------------------------
Total other operating expenses  1,230,900    1,243,800    3,862,300  4,032,900

Net loss before extraordinary item (7,900)      13,100    (482,700)  (110,700)

Extraordinary gain on early debt
extinguishment                          0            0           0    111,800
				-----------------------------------------------
Net income (loss)                 $(7,900)     $13,100   $(482,700)    $1,100
				================================================
Net income (loss) per share:

Net loss before extraordinary item   $0.00       $0.01      $(0.39)    $(0.09)

Extraordinary item                    0.00        0.00        0.00       0.09
				  ----------------------------------------------
Net income (loss)                    $0.00       $0.01      $(0.39)     $0.00
				  ===========================================
See accompanying notes to unaudited consolidated financial statements.


Consolidated Statements of Cash Flows

Marathon Bancorp and Subsidiary
					  Nine months ended September 30,



Increase (decrease) in cash and cash equivalents        1995           1994
					      --------------------------------
Cash flows from operating activities:

Interest received                                   $4,777,000      $4,578,900

Service charges on deposit accounts and other fees received
						       191,500         258,500

Proceeds of mortgage loans held for sale                     0      17,065,400

Funding of mortgage loans held for sale                      0      (9,150,200)

Interest paid                                         (911,400)     (1,054,600)

Cash paid to suppliers and employees                (3,710,900)     (4,303,100)

Income taxes refunded                                   34,400       1,389,800
						  -----------------------------
     Net cash provided by operating activities         380,600       8,784,700

Cash flows from investing activities:

Net (increase) decrease in interest-bearing deposits with other
financial institutions                                   8,000       (495,000)

Purchases of securities held to maturity                     0     (6,043,600)

Proceeds from maturities of securities available for sale
						    10,905,000     (5,962,500)

Proceeds from maturities of securities held to maturity
						     5,001,000      5,946,100

Net decrease in loans made to customers              6,659,300      7,209,300

Proceeds from sale of other real estate owned          295,500      1,205,800

Purchases (sales) of furniture, fixtures and equipment   4,400        (57,600)
						  -----------------------------
     Net cash provided by investing activities      22,873,200      1,802,500

Cash flows from financing activities:

Increase (decrease) in noninterest-bearing and

   interest-bearing demand deposits and money market

   and savings accounts                             (6,146,400)     7,432,300

Repayment of long term debt                                  0       (560,000)

Net decrease in time certificates of deposits       (1,452,500)    (9,725,800)
						  -----------------------------
     Net cash used by financing activities          (7,598,900)    (2,853,500)

Net increase in cash and cash equivalents           15,654,900      7,733,700
						   ---------------------------
Cash and cash equivalents at beginning of year       7,196,400      5,327,900

Cash and cash equivalents at end of year           $22,851,300    $13,061,600
						  ===========================
See accompanying notes to unaudited consolidated financial statements.




Consolidated Statements of Cash Flows (Continued)

Marathon Bancorp and Subsidiary

				 Nine Months ended September 30,

Reconciliation of net income (loss) to net cash provided (used)
     by operating activities                       1995      1994
					 -------------------------
Net income (loss)                            $(482,700)     $1,100

Adjustments to reconcile net loss to net cash provided by operating activities:

	Depreciation and amortization expense   67,900      86,800

(Gain) loss on sale of other real estate owned  10,400     (85,300)

	Provision for REO losses               283,500           0

	Provision for loan losses              441,100           0

	Extraordinary gain on early
	debt extinguishment                          0    (111,800)

	Gain on mortgage loans held for sale         0    (146,600)

	Amortization of premiums
	and discounts on securities,net        (32,300)     89,000

	Net decrease in mortgage loans
	held for sale                                0   7,915,200

	Change in deferred loan origination
	fees, net                              (20,400)    (41,500)

	Change in accrued interest receivable  180,300     (40,900)

	Change in accrued interest payable     108,800         700

	Change in income tax receivable         34,400   1,389,800

	Change in other assets                 210,300    (310,900)

	Change in other liabilities           (420,700)     39,100
					   -------------------------
	  Total adjustments                    863,300   8,783,600

Net cash provided  by operating activities    $380,600  $8,784,700
					    ========================
Supplemental cash flow information:

Transfer from loans to other real estate owned
					      $243,400  $2,058,800

Loans made to facilitate the sale of other real
estate owned                                 $1,814,700 $3,029,000


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

    The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 1995 and December 31, 1994, results of operations and changes in cash flows for the nine-month and three-month periods ended September 30, 1995 and 1994. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1995.



(2) Income or loss per Share

Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share was 1,248,764 for both the three-month and nine-month periods ended September 30, 1995 and 1994.


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



Summary



	Marathon Bancorp recorded a net loss for the nine-month period ended September 30, 1995 of $482,700, or $.39 per common share, compared with net income of $1,100, for the same period in 1994.

	The primary reason for the increase in the loss was a $441,100 provision for loan losses (see "Provision for Loan Losses") for the nine-month period ended September 30, 1995.

	As summarized in Table 1 and discussed more fully below, the Bank's first nine months 1995 operations resulted in a 3.2 percent increase in net interest income, a 100% increase in the provision for loan losses, a 52.6 percent decrease in other operating income, and a 4.2 percent decrease in other operating expenses. The decrease in other operating income resulted primarily from the discontinuation of the mortgage banking operation in June 1994, and the $283,500 provision for REO losses (see "Other Operating Expense").

       Table  1  Summary of Operating Performance        Nine-month
Period            Increase/     (decrease)



	(Dollars in thousands)         1995   1994  Amount   Percent
				    ------------------------------------


	Net interest income           $3,629  $3,517     $112     3.2%

	Provision for loan losses        441       0      441   100.0

	Other operating income           192     405     (213)  (52.6)

	Other operating expenses       3,863   4,033     (170)   (4.2)
				       -------------------------------
Net loss before extraordinary item      (483)   (111)    (372)   335

	Extraordinary item                 0     112     (112)  (100.0)
				       -----------------------------------
	Net loss                       $(483)     $1    $(484)  (48,400.0)%



	At September 30, 1995, the Company had total assets of $88,797,800, total net loans of $50,269,400 and total deposits of $83,701,000. This compares to total assets of $97,181,000, total net loans of $55,778,100 and total deposits of $91,299,900 at December 31, 1994.

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a three year strategic plan, which the
Bank did comply, by November 1, 1995.  The plan shall include, among other things,  the action plans to accomplish the
following:  a)  achieve and maintain the desired capital ratios, as set forth below;  b)  attain satisfactory profitability; and
c)  reduce other real estate owned.  Also under the terms of the agreement,  the Bank is required to continue to adhere to
certain minimum capital ratios in excess of the minimum
regulatory capital requirements, as follow:  a)  Tier 1 capital
at least equal to 8.5 percent of risk-weighted assets; and      b)
Tier 1 capital at least equal to 6.0 percent of actual adjusted
total assets.    At September 30, 1995, the Company and the Bank
had a Tier 1 risk based capital ratio of 8.5 percent, and a Tier 1 capital leverage ratio of 5.9 percent.

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

	Operating results in the nine-month period of 1995 were enhanced by a 3.2 percent increase in net interest income from the same period of 1994, to $3,629,200. The reasons for this increase were increases in the rate of interest earned on those assets, offset by a change in mix to lower interest-earning assets. Average loans, which earned at an average rate of 9.1 percent in 1995, decreased $7,708,000 while other earning assets, which earned at an average rate of 5.8 percent in 1995, increased only $2,418,000. The amounts of these increases and reductions may be seen in Table 2. Interest income from earning assets rose $77,000 or 1.7 percent. The average volume of loans and investments outstanding decreased 6.5 percent, while the weighted average yield on interest-earning assets increased to
8.2 percent in 1995 from 7.5 percent in previous year.

	Higher interest income in 1995 was coupled with a 3.3 percent reduction in interest expense, which resulted primarily from a
4.8 percent decrease in the amount of interest-bearing liabilities. The weighted average cost of interest-bearing liabilities for the two comparable periods remained at 2.7 percent.

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

	The Company's interest rate spread for the nine-month period of 1995 was 5.5 percent compared to 4.8 percent in 1994. The 1995 increase was due to an increase in the yield on interest-earning assets while the cost of interest-bearing liabilities remained unchanged. The Bank has continued to reduce the level of higher cost certificate of deposit while emphasizing NOW and money market accounts. The net yield on earning assets was 6.4 percent in the nine-month period of 1995 and 5.8 percent in 1994.

	The Bank's net yield on earning assets remains high in comparison with the Company's interest rate spread due to the significant volume of noninterest-bearing demand deposits relative to total funding sources (represented by total deposits and shareholders' equity). While these deposits are noninterest- bearing, they are not without cost. However, the Bank believes that they remain the lowest cost source of funds available in the marketplace (see "Liquidity and Interest Rate Sensitivity Management").



Table 2 Net Interest Income Analysis
			      Average Interest
				       income/  Weighted  average
				       Change from prior year due to change in:

(Dollars in thousands)        balance  expense yield/cost Volume Rate  Total
Nine months ended 9/30/95
			     ------------------------------------------------
    Loans                      $54,105 $3,690   9.1%    $(502)  $389    $(113)

    Other earning assets        22,112    959   5.8       103     87      190

    Interest-earning assets     76,217  4,649   8.2      (399)   476       77

    Interest-bearing liabilities50,509  1,020   2.7      (140)   105     (35)
			      -----------------------------------------------
			       $25,708 $3,629  5.5%     $(259)  $371    $112

    Net yield on earning assets                6.4%

Nine months ended 9/30/94


    Loans                      $61,813  $3,803   8.2%    $(569)  $(254)  $(823)

    Other earning assets        19,694     769   4.9      (625)    131    (494)

    Interest-earning assets     81,507   4,572   7.5    (1,194)   (123) (1,317)

    Interest-bearing liabilities53,045   1,055   2.7      (519)   (104)   (623)
			     -------------------------------------------------
			       $28,462  $3,517   4.8%    $(675)   $(19)  $(694)

    Net yield on earning assets                  5.8%



Other Operating Income : Other operating income decreased 52.6 percent in the nine-month period of 1995 to $191,500, from $405,100 in the nine-month period of 1994. The decrease in the gain on mortgage loan sales resulted from the discontinuation of the mortgage banking operation in September 1994.

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

	Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $7,433,400 of loans classified as substandard and $37,200 of loans classified as doubtful at September 30, 1995 as compared to $6,010,100 of substandard and $109,300 of loans classified as doubtful at December 31, 1994. In addition to the classified loans, the Bank was also monitoring $2,815,900 of loans which it had designated as listed at September 30, 1995 as compared to $4,022,900 at December 31, 1994.

	With the exception of these classified and listed loans, management is not aware of any loans as of September 30, 1995 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.

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

	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the provision for loan losses during the nine-month period of 1995 totaled $441,100, loans totaling $666,100 were charged off during the period, and $87,900 was recovered. Loans charged off amounted to $644,700 in the nine-month period of 1994, while recoveries totaled $82,800. The September 30, 1995 allowance for loan losses was $659,000, or 1.3 percent of gross loans outstanding, compared with 1.4 percent at December 31, 1994.
The allowance for loan losses reflects management's perception of the lending environment in which it operates. Based on the increase in the level of substandard loans, the Bank increased its provision for loan losses during the nine months ended
September 30, 1995. Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur.
As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.



	At September 30, 1995, loans past due 90 days or more or on nonaccrual totaled $596,500, or 1.2 percent of gross loans, compared with $843,800, or 1.5 percent at September 30, 1994.
Other real estate owned (OREO), consisting of properties received in settlement of loans totaled $3,976,800 at September
30, 1995, a decrease of $2,160,700 or 35.2% from December 31,
1994.



Other Operating Expenses: Other operating expenses, which include salaries, employee benefits and the net operating cost of real estate owned through foreclosure, totaled $3,862,400 for the nine-month period of 1995, a decrease of 4.2 percent from $4,032,900 in 1994. Due to earthquake damage to its banking facility, the Bank has temporarily relocated to another location. Under the terms of the new lease agreement, the Bank has reduced its monthly lease payments from $40,300 to $17,400. Therefore, occupancy expense declined 42.9 percent in the nine-month period of 1995 compared to 1994. The net operating cost of real estate owned through foreclosure totaled $419,000 for 1995, compared with $149,700 in 1994, reflecting a $283,500 provision for REO losses. Professional fees increased 35.1 percent due to the settlement of a lawsuit. Messenger and courier services decreased 43.9 percent due to a corresponding decline in noninterest-bearing deposit relationships (see "Liquidity"). Other expenses declined 33.8 percent primarily due to the discontinuation of the mortgage banking operation. Total other operating expenses were 4.4 percent and 4.2 percent of average total assets at September 30, 1995 and 1994, respectively.

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

	The Company did not record a tax provision at September 30, 1995 pertaining to its net loss since the Bank has a federal net operating loss carryforward of approximately $2,172,900 at December 31, 1994 which begins to expire in 2008. For state income tax purposes, the Company has incurred a net operating loss of approximately $3,207,200 which is available as a carryforward through 1999 to offset future taxes payable, subject to fifty percent reduction, as allowed by state tax law.



Financial Condition



As set forth in Table 4, the Company recorded average total assets for the nine-month period of 1995 of $87.9 million, an
8.4 percent decrease from 1994 average total assets of $96.0 million. The Bank's loan portfolio decreased 10.7 percent in the nine-month period of 1995 primarily due to reductions in the commercial segment of the loan portfolio. This reduction reflects the current level of loan demand and the Bank's continuing efforts to improve the quality of the loan portfolio.

	Average total deposits declined 7.7 percent to $81.8 million in the nine-month period of 1995. Interest-bearing deposits
representing 61.4 percent of average total deposits at September
30, 1995,  totaled $50.2 million, down from $53.6 million, or
60.5 percent in 1994.  In addition, the Bank shifted from higher cost certificates of deposits to money market, NOW and savings accounts.
Table 4                       Nine months ended  September 30, 1995
				       Yearended December 31, 1994      Change

    Balance Sheet Analysis
				Average  % of  Average % of  from 1994

	(Dollars in millions)   balance  Total  balance Total  Amount %
			      -------------------------------------------------
	Loans                    $54.1    71.0%  $60.6    73.5%  $(6.5) (10.7)%

	Other interest-earning
	assets                    22.1    29.0%   21.9    26.5%    0.2     0.9%

	Total earning assets      76.2    100.0%  82.5    100.0%  (6.3)  (7.6)%
			       ------------------------------------------------
	Total assets             $87.9           $96.0           $(8.1)  (8.4)%

	Deposits:

   Interest bearing demand       $8.1       9.9%  $6.5      7.3%  $1.6   24.6%

   Money market and savings      32.3      39.5%  32.7     36.9%  (0.4)  (1.2)%

Time certificates of deposit      9.8      12.0%  14.4     16.3%  (4.6) (31.9)%

Total interest-bearing deposits  50.2      61.4%  53.6     60.5%  (3.4)  (6.3)%

Non-interest-bearing demand
deposits                         31.6      38.6%  35.0     39.5%  (3.4)  (9.7)%
			       ------------------------------------------------
	   Total deposits       $81.8     100.0% $88.6    100.0% $(6.8)  (7.7)%

Total earning assets as a percent of
total deposits                             93.2%           93.1%





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

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 38.2 percent at September 30, 1995 and
33.8 percent at December 31, 1994. The average maturity of the Bank's investment securities portfolio is 4.0 years at September 30, 1995 versus 3.2 years at December 31, 1994. The loan to deposit ratio was 60.8 percent and 62.0 percent for September 30, 1995 and December 31, 1994, respectively.

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

	Marathon has emphasized core deposit growth which represents, on average, 88.0 percent of total average deposits during the nine-month period of 1995 and 83.8 percent during 1994. In addition, the Company's time deposits were primarily from its local customer base, which is highly diversified and without significant concentrations.

	A portion of Marathon's noninterest-bearing demand deposits is attributable to a single demand account relationship. During the nine-month period of 1995 and all of 1994, this relationship represented 6.6 percent and 10.7 percent, respectively, of average total deposits. While the deposits are noninterest-bearing, the account relationship is not without cost as the Bank provides messenger, courier, accounting and data processing services in connection with the relationship.
Recognizing the importance of this account relationship to the Company's liquidity, management maintains an amount equal to the total account relationship in demand balances due from correspondent banks and liquid earning assets, including overnight federal funds sold, investment securities and interest-bearing balances in other financial institutions. In addition, the loan-to-deposit ratio, an important measure of asset liquidity, is monitored with the account relationship excluded from total deposits. On that basis, the loan-to-deposit ratio at September 30, 1995 was 71.8 percent, compared with 79.3 percent at December 31, 1994.



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

	It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities.
Rate sensitive assets were 105 percent of rate sensitive liabilities at September 30, 1995 as compared to 91 percent at the end of 1994. In the one year or less category, rate sensitive assets were 123 percent of rate sensitive liabilities at September 30, 1995 and 118 percent at December 31, 1994. The gap position is but one of several variables that affect net interest income. Consequently, these amounts are used with care in forecasting the impact of short term changes in interest rates on net interest income. In addition, the gap calculation is a static indicator and is not a net interest income predictor in a dynamic business environment.

Table 5

Analysis of Rate Sensitive

Assets & Liabilities
		     Rate sensitive or maturing in


by Time Period
			   90 days    3 - 12  1 - 5  Over 5
(Dollars in millions)      or less    months  years  years     Total
September 30, 1995
			  -------------------------------------------
Investments                    $15.9   $4.3    $2.9    $2.9    $26.0

Loans                           37.5    3.3     3.9     5.6     50.3
			   ------------------------------------------
  Rate sensitive assets         53.4    7.6     6.8     8.5     76.3

Time deposits                   $2.0    $6.0    $1.0    $0.0    $9.0

Other deposits                  42.1    0.0     1.8     19.6    63.5
			    ------------------------------------------
  Rate sensitive liabilities    44.2    5.6     3.1     19.6    72.5

Rate sensitive GAP              $9.2   $2.0    $3.7    $(11.1)   $3.8

Cumulative GAP                  $9.2   $11.2  $14.9      $3.8    --

Cumulative ratio of sensitive

  assets to liabilities           1.2    1.2     1.3     1.1      1.1

December 31, 1994

Investments                     $11.4   $7.1    $4.3    $5.5    $28.3

Loans                            44.5    2.3     3.6     5.2     55.6
			     -------------------------------------------
    Rate sensitive assets        55.9    9.4     7.9     10.7    83.9

Time deposits                     3.7    5.7     1.0     0.0     10.4

Other deposits                   46.1    0.0     2.5     32.3    80.9
			       -------------------------------------------
    Rate sensitive liabilities   49.8    5.7     3.5     32.3    91.3

Rate sensitive GAP               $6.1   $3.7    $4.4   $(21.6)  $(7.4)

Cumulative GAP                   $6.1   $9.8   $14.2    $(7.4)     --

Cumulative ratio of sensitive assets to liabilities

assets to liabilities             1.1     1.2     1.2     0.9     0.9







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

	In addition, at the request of the OCC, the Bank agreed to maintain certain minimum capital ratios in excess of the regulatory requirements. The agreement increased the minimum
Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent, and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At September 30, 1995, the Bank had a Tier 1 risk-based capital ratio of 8.5 percent, and a Tier 1 capital leverage ratio of 5.9 percent. At year-end 1994, these ratios were 8.4 percent, and 5.6 percent, respectively.

PART II.  OTHER INFORMATION







Item 1.  Legal Proceedings



	 None.





Item 2.  Changes in Securities



	 None.





Item 3.  Defaults Upon Senior Securities



	 None.





Item 4.  Submission of Matters to a Vote of Security Holders



	 None.





Item 5.  Other Information



	 None.





Item 6.  Exhibits and Reports on Form 8-K



	 A current report on Form 8-K was filed on September 20, 1995 regarding the formal agreement with the Office of the Comptroller of Currency. Details of the agreement are described hereto on page 7 of this report.

						       SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



























Date:  November 14, 1995


Marathon Bancorp
C. Thomas Mallos
Director and Chief
Financial Officer