Form 10KSB
period 1995-12-31
MARATHON BANCORP
filed 1996-04-15
CIK 718446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB 1

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee required) 1
     For the fiscal year ended                     December 31,
1995


      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from _______ to _________

Commission file number                 0-12510


   MARATHON BANCORP

(Name of small business issuer in its charter)

                                    California
                                       95-3770539
  (State or other jurisdiction of incorporation or origination)
                                  (I.R.S. Employer
Identification No.)

           11444  West Olympic Boulevard, Los Angeles,
California                                     90064
                (Address of principal executive offices)

  (Zip Code)

Issuer's telephone number:   (310) 996-9100


Securities registered pursuant to Section 12(b) of the Exchange
Act:      None

Securities registered pursuant to Section 12(g) of the Exchange
Act: 1                                              Common
Stock, no par value

             (Title of Class)     Check whether the issuer (1)
has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes    X    No

     Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [    ]

     State issuer's revenues for its most recent fiscal year.
$6,074,500

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such
stock, as of March 1, 1996.     $4,058,500   .  Solely for the
purpose of this calculation, all directors and officers are regarded as affiliates.

     As of March 1, 1996, there were 1,248,764 shares of no par
Common Stock issued and outstanding. ,     Documents
incorporated by reference include: (1) portions of the registrant's 1995 Annual Report to Shareholders, incorporated herein by reference to Parts II and III; and, (2) portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on June 17, 1996, are incorporated herein by reference to Parts II and III.









PART I

 ITEM 1.  BUSINESS

General

	Marathon Bancorp (the Company) is a California corporation organized on October 12, 1982, and, as a bank holding company, is subject to the Bank Holding Company Act of 1956, as amended (the BHC Act). The Company commenced business on August 29,
1983 when the Company acquired all of the issued and outstanding shares of Marathon National Bank (the Bank), which is the sole active subsidiary of the Company and its principal asset. The Company has not engaged in any other activities to the date of this filing. All references herein to the Company include the Bank, unless the context requires otherwise.

The Bank

	The Bank was organized on November 8, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Office of the Comptroller of the Currency (the Comptroller) on March 11, 1982, and preliminary approval was granted on September 8, 1982. On August 29, 1983, the Bank received from the Comptroller a Certificate of Authority to Commence the Business of Banking. The Bank is a member of the Federal Reserve System, and its deposits are insured under the Federal Deposit Insurance Act to the extent of applicable limits.

The Bank is located at 11444 West Olympic Boulevard, Los Angeles, California. The Bank's primary marketing area rests principally within the counties of Los Angeles (including the
San Fernando Valley and South Bay areas) and Orange.   The Bank
markets its services mainly to commercial and wholesale businesses, professionals and discerning individuals living or working in the west Los Angeles area.

Bank Services

	The Bank offers a wide range of commercial banking services to individuals, businesses and professional firms located in its primary marketing area. These services include personal and business checking, interest-bearing money market and savings accounts (including interest-bearing negotiable order of withdrawal accounts) and both time certificates of deposit and open account time deposits. The Bank also offers night depository and bank by mail services, as well as traveler's checks (issued by an independent entity) and cashier's checks.
The Bank acts as an authorized depository for deposits of the U.S. Bankruptcy Court for the Southern, Central and Northern districts of California. The Bank also acts as a merchant depository for cardholder drafts under both VISA and MasterCard.
In addition, the Bank provides note and collection services and direct deposit of social security and other government checks.
In 1995, the Bank also began offering investment products to customers primarily in the form of government securities.

The Bank engages in a full complement of lending activities, including revolving lines of credit, working capital and accounts receivable financing, short term real estate construction financing, mortgage loans, home equity lines of credit and consumer installment loans, with particular emphasis on short and medium term obligations. In addition, in 1995, the Bank began offering overdraft lines of credit to businesses and individuals as well as loans to homeowners associations. The Bank's commercial lending activities are directed principally toward businesses whose demand for funds falls within the Bank's lending limit of $807,100, such as small to medium sized retail and wholesale outlets, light manufacturing concerns and professional firms. The Bank's consumer lending activities include loans for automobiles, recreational vehicles, home improvements and other personal needs. The Bank issues VISA credit cards primarily to those customers with other borrowing and deposit relationships with the Bank.Competition

	The banking business in California generally, and in the Bank's market areas specifically, is highly competitive with respect to both making loans and attracting deposits. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, industrial loan companies, finance companies, money market funds, credit unions and other financial institutions, including a number of institutions that are much larger than the Bank. There has been increased competition for loan and deposit business over the past several years as a result of changes in the financial services industry. Recent years have seen an unprecedented consolidation in the financial institutions industry as large numbers of banks have merged and combined, resulting in greater concentration of assets and lending ability, a trend which is expected to continue. In addition, the enactment of interstate banking legislation in California makes it easier for bank holding companies with headquarters outside of California to enter the California market, presenting an additional source of competition for the Bank. In addition, the Riegle-Neal Interstate Banking and
Branching Efficiency Act of 1994 may impact the competitiveness of the Bank. See "Item I. Business Effect of Governmental
Policies and Recent Legislation Interstate Banking." Many of the major commercial banks operating in the Bank's market areas offer certain services that the Bank does not offer directly.
In addition, banks with greater capitalization have larger lending limits and are thereby able to serve larger borrowing customers. The Company competes for loan and deposit business by providing innovative and responsive service to its customers.

Yields Earned and Rates Paid

	Banking is a business that depends to a large part on rate differentials. The difference between the interest rate received by the Bank on its earning assets and the interest rate it pays on its deposits and other borrowings comprises the most significant component of the Bank's earnings. These interest rates are sensitive to many factors beyond the Bank's control. Accordingly, the earnings and growth of the Company are affected by economic conditions, including inflation, recession and unemployment.

Effect of Governmental Policies and Recent Legislation

	The earnings and growth of the Company are influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Federal
Reserve Board (the FRB). The FRB implements national monetary policies by its open market operations in United States government securities, by adjusting required reserve levels for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to depository institutions' borrowings. The actions of the FRB in these areas affect the growth of bank loans and deposits, as well as the interest rates received on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Periodically, legislation has been and may be enacted that has the effect of increasing the Company's cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the United States Congress, in the California legislature and before various bank regulatory agencies. Legislation has been proposed in both federal and state legislatures to significantly alter the regulation of financial institutions. However, the likelihood of any major changes and their impact on the Company cannot be predicted. Certain of the significant changes enacted by the State of California, Congress or various regulatory agencies are discussed below.

Recent and Proposed Legislation

	Federal and state laws applicable to financial institutions have undergone significant changes in recent years. The most significant recent federal legislative enactments are the Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994 ("Riegle-Neal") and the Federal Deposit Insurance
Corporation Improvement Act of 1991 ("FDICIA").

	 Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994: In September 1994, President Clinton signed Riegle-Neal, which amends the BHC Act and the Federal Deposit Insurance Act
("FDIA") to provide for interstate banking, branching and mergers. Subject to the provisions of certain state laws and other requirements, on September 29, 1995, one year after the date of its enactment, Riegle-Neal allows a bank holding company that is adequately capitalized and adequately managed to acquire a bank located in a state other than the holding company's home state regardless of whether or not the acquisition is expressly authorized by state law. Similarly, beginning on June 1, 1997, the federal banking agencies may approve interstate merger transactions, subject to applicable restrictions and state laws.
Further, a state may elect to allow out of state banks to open de novo branches in that state. Riegle-Neal includes several other provisions which may have an impact on the Company's and the Bank's business. The provisions include, among other things, a mandate for review of regulations to equalize competitive opportunities between U.S. and foreign banks, evaluation on a bank-wide, state-wide and, in applicable, metropolitan areas basis of the Community Reinvestment Act compliance of banks with interstate branches, and, in the event the FDIC is appointed as conservator or receiver of a financial institution, the revival of otherwise expired causes of action for fraud and intentional misconduct resulting in unjust enrichment or substantial loss to an institution.

Many of the nation's state bank regulators, including the California Superintendent of Banks, have adopted uniform guidelines for the supervision of state chartered banks which operate across state lines. Under the guidelines, the "home state" regulator of a multi-state bank will assume the primary responsibility over such banks,. including determining the safety and soundness of the institution. It will also handle applications for new facilities, mergers, new powers and corporate matters, and will consult with "host state" regulators on these matters, as well as coordinating the bank's supervision with the host state and the bank's federal regulator.

The changes effected by Riegle-Neal may increase the competitive environment in which the Company and the Bank operate in the event that out of state financial institutions directly or indirectly enter the Bank's market area. It is expected that Riegle-Neal will accelerate the consolidation of the banking industry as a number of the largest bank holding companies attempt to expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, Riegle-Neal will have on the Company and the Bank, the competitive environment in which the Company and the Bank operate, or the impact on the Company and the Bank of any regulations to be proposed under Riegle-Neal.

FDIC Improvement Act of 1991

	On December 19, 1991, President Bush signed into law the FDIC Improvement Act of 1991 (the "FDICIA"). FDICIA is designed to recapitalize the deposit insurance funds and to enhance the supervisory functions of federal banking regulators.

With respect to recapitalization of the FDIC's Bank Insurance Fund, FDICIA increased the FDIC's line of credit with the United States Treasury from $5 billion to $30 billion. It also allows the FDIC to borrow from Bank Insurance Fund members in order to carry out the FDIC's functions; however, any amount borrowed from members will be considered as if it were part of the general borrowing authority from the Treasury.

FDICIA also revised and expanded the limit on the amount the FDIC may borrow from other sources through the issuance of notes, guarantees and other obligations.

FDICIA also enhanced the supervisory authority of federal banking regulators by mandating, with certain exceptions, annual, "full-scope" examinations of each federally-insured financial institutions; by requiring all insured depository institutions with $150 million or more in assets to submit an annual report to the FDIC; and by revising the method by which institutions are assessed for costs associated with examinations. FDICIA also requires uniform accounting principles to be applicable to financial institutions and requires federal banking agencies to review and, if necessary, modify existing accounting principles and develop supplemental disclosure requirements of the estimated fair market value of assets and liabilities, to the extent feasible and practicable.

Significant provisions of FDICIA enable federal banking agencies to resolve the capital problems of insured depository institutions on a more prompt basis. The Act established five capital categories:

	1. Well Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to any written agreement or order issued by the FDIC.

	2. Adequately Capitalized means a total risk-based ratio of 8% or more, a Tier 1 risk-based ratio of 4% or more and a leverage ratio of 4% or more (3% or more if the institution has received the highest composite rating in its most recent report of examination) and does not meet the definition of a Well
Capitalized institution.

	3. Undercapitalized means a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4%.

	4.  Significantly Undercapitalized means a financial
institution with a total risk-based ratio of less 	than 6%, a
Tier 1 risk-based ratio of less than 3% or a leverage ratio of less than 3%.

	5. Critically Undercapitalized means a financial institution with a ratio of tangible equity to total assets that is equal to or less than 2%.



FDICIA limits the ability of all institutions to make distributions that would leave them undercapitalized, and imposes additional limitations and supervisory requirements on undercapitalized institutions. In addition, undercapitalized institutions are restricted as to asset growth and may not engage in any acquisitions, branching or new lines of business. FDICIA expanded the authority of federal banking agencies to take actions with respect to significantly undercapitalized institutions that fail to submit or comply with an acceptable capital restoration plan, including requiring the institution to be acquired, restricting interest rates that may be paid on deposits, ordering a new election for the institution's board of directors, dismissing any director or senior executive officer, and other significant actions.

In other areas, FDICIA enhanced the powers of conservators and receivers of failed financial institutions and mandates, when possible, early resolution of troubled financial institutions. FDICIA also legislated provisions dealing with foreign banking operations, consumer banking issues, and depository institutions lacking federal deposit insurance.

Sanctions: FDICIA requires the FDIC to implement a system requiring regulatory sanctions against state nonmember banks that are undercapitalized, with the sanctions growing more severe the lower the bank's capital. Under FDICIA, a state nonmember bank may not pay a dividend or make any other form of capital distribution (other than repurchases of shares in connection with a recapitalization of the bank), and may not pay a management fee to any person that controls the bank, if after making the distribution or payment the bank would be undercapitalized. A nonmember bank that is undercapitalized will have to submit a capital restoration plan to the FDIC, generally within 45 days of becoming undercapitalized. A nonmember bank's capital plan can be approved only if the bank's performance under the plan is guaranteed by any company that controls the bank, up to a maximum of 5% of the bank's assets. Such guarantee must remain in effect until the bank has attained capital compliance for four consecutive quarters, and the controlling company must provide the FDIC with appropriate assurances of its ability to perform the guarantee.

An undercapitalized nonmember bank may not acquire an interest in any company, open a new branch office, or engage in a new line of business unless the FDIC determines that such action would further the implementation of the bank's capital plan or otherwise approves the action. An undercapitalized nonmember bank will also not be able to increase its assets, except in connection with an FDIC approved capital plan. If a state nonmember bank is undercapitalized, the FDIC will, if it deems such actions necessary to protect the insurance fund, have the explicit authority (a) to order the bank to recapitalize by selling shares, (b) to restrict transactions with affiliates,
(c) to restrict the interest rates paid by the bank on new deposits, (d) to require reduction of the bank's assets, (e) to restrict the bank's activities, (f) to order changes in management, (g) to prohibit the acceptance of deposits from correspondent depository institutions, (h) to require the bank to divest any subsidiary or the bank's holding company to divest the bank or any other subsidiary, or (i) to take any other action deemed appropriate by the FDIC to minimize potential losses to the deposit insurance fund.

If a nonmember bank is significantly undercapitalized, or if its capital plan is not approved or implemented within the required time periods, the FDIC must take one or more of the above actions, must restrict the compensation of senior officers, and may prohibit the bank from entering into any material transaction outside the ordinary course of business without the FDIC's prior approval. If a bank's capital is below the level at which the bank is deemed to be "critically undercapitalized," the FDIC must also require prior approval for all material transactions outside the ordinary course of business and must, with limited exceptions, restrict payments by the bank on subordinated debt. Banks that are critically undercapitalized must be placed in receivership or conservatorship unless the FDIC makes certain affirmative findings regarding the viability of the bank, which findings must be reviewed every 90 days.

Receivership or Conservatorship: Under FDICIA, the grounds for appointment of a conservator or receiver for a bank will include the failure to meet capital standards set by the FDIC, if the bank (i) has no reasonable prospect of meeting such standards,
(ii) fails to submit a capital plan within the required time period, or (iii) materially fails to implement its capital plan. In addition, banks that are critically undercapitalized must be placed in receivership or conservatorship unless the FDIC makes certain affirmative findings regarding the viability of the bank, which findings must be reviewed every 90 days.

Brokered Deposits and Benefit Plan Deposits: Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, discussed before, state nonmember banks that fail to meet minimum capital requirements may not, absent a waiver, accept or renew funds obtained through any deposit broker and may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured financial institutions of the same type in the bank's normal market area.

Under FDICIA, effective no more than 180 days after enactment, a state nonmember bank that is undercapitalized will not be able to accept, renew, or rollover deposits obtained through a deposit broker, regardless of whether the FDIC would be willing to provide a waiver, and may not solicit deposits by offering interest rates that are significantly higher than market rates. Banks that are adequately capitalized but not well capitalized will be required to obtain a waiver from the FDIC in order to accept, renew, or rollover brokered deposits, and may not pay interest on brokered deposits that significantly exceed market rates for deposits of similar maturity.

In addition, banks that are ineligible to accept brokered deposits can offer FDIC insurance coverage for employee benefit plan deposits only up to $100,000 per plan, rather than $100,000 per plan participant, unless, at the time such deposits are accepted, the bank meets all applicable capital standards and certifies to the benefit plan depositor that its deposits are eligible for coverage on a per participant basis.

Expanded Regulatory Authority Under FDICIA: In addition to the provisions discussed above, FDICIA contains a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial standards. While these provisions generally apply only to institutions with assets in excess of $150 million, the effect of these changes will generally have an impact on bank operations.

For example, each depository institution must prepare an annual report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structures and procedures for financial reporting, and on the institution's compliance with laws and regulations relating to safety and soundness. The institution's independent public accountant must attest to, and report separately on, management's assertions in the annual report.
The report and the attestation, along with financial statements and such other disclosure requirements as the FDIC may prescribe, must be submitted to the FDIC and will be available to the public.

FDICIA also requires regulatory agencies (in the Bank's case, the OCC) to prescribe minimum acceptable operational and managerial standards and standards for asset quality, earnings, and valuation of publicly traded shares of depository institutions and their holding companies. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation. The asset quality and earnings standards must specify a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, and minimum ratio of market value to book value for publicly traded shares. Any bank or holding company that fails to meet such standards must submit a plan for corrective action within 30 days, and will be subject to a host of restrictive sanctions if it fails to implement the plan. The agencies have adopted uniform guidelines which are used primarily in examinations to identify and address problems at the insured depository institution before capital becomes impaired.

As described above, FDICIA requires the regulatory agencies to implement a system requiring regulatory sanctions against banks that are not adequately capitalized. Although in general banks that are adequately capitalized are not subject to such sanctions, the FDIC can treat an adequately capitalized bank as if it were undercapitalized if (a) the FDIC determines, after notice and opportunity for a hearing, that the bank is in an unsafe and unsound condition, or (b) the bank received, in its most recent report of examination, a less than satisfactory rating for asset quality, management, earnings, or liquidity, and the deficiency has not been corrected. In such a case, the FDIC would be authorized to restrict the bank's asset growth, capital distributions, and payment of management fees to a controlling shareholder, and to require prior FDIC approval for any new line of business.

Finally, FDICIA contains provisions prohibiting a state bank or its subsidiaries from engaging as principals after December 18, 1992 in activities which national banks are not entitled to engage in unless the FDIC determines that such activities would not pose significant risks to the appropriate deposit insurance fund and the state bank continues to be in compliance with applicable capital standards. In addition, FDICIA prohibits an insured state bank and its subsidiaries from acquiring or retaining, directly or indirectly, subject to a five year divestiture period for existing investments (six years for subsidiaries), any equity investment of a type that is not permissible for national banks, with limited exceptions.

Appraisals: Pursuant to the requirements of FIRREA, effective September 19, 1990, the FDIC has required all institutions regulated by the FDIC to obtain appraisals of real estate values in connection with most real estate transactions, including sales, lease purchases, investments in or exchanges of real property or real property interests, the financing or refinancing thereof, or the use of any such real property or real property interest as security for a loan or investment, including mortgage-backed securities. Under the FDICIA, institutions must use state certified or licensed appraisers in connection with most such real estate transactions.

Community Reinvestment Act Amendment: Effective July 11, 1991, the Federal Reserve Board amended its regulations under the Community Reinvestment Act of 1977 (the "CRA") to implement changes set forth in FIRREA. The amended regulations require state member banks to place their Performance Evaluations and ratings under the CRA in their public comment files within 30 days of receipt, make such Performance Evaluations and ratings available for public inspection and provide copies of such Performance Evaluations and ratings to members of the public upon request.

Golden Parachute Limitations: On September 24, 1991, the FDIC proposed a rule which, if adopted, would prevent insured institutions and their holding companies from making or agreeing to make so called "golden parachute" payments. With limited exceptions, institutions that are insolvent, in conservatorship or receivership, rated "4" or "5" on the interagency five point rating scale for financial soundness, determined to be in troubled condition or subject to a proceeding to terminate deposit insurance would be prohibited from making severance payments to employees. In addition, with certain exceptions, indemnification payments made by such an institution to an employee in connection with a regulatory enforcement action would be prohibited until and unless that employee had been cleared of all charges raised in such enforcement action. The Bank has no arrangements which would be considered a "golden Parachute" under the proposed regulations.

Real Estate Lending: In December 1992, the Federal Banking Agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Pending Legislation and Regulation: Numerous bills and other legislation have been introduced in Congress which, if adopted as low, could have a significant impact on the Company's and the Bank's business. The proposal currently pending before Congress include laws which would provide for free interstate branching, a consolidation of existing banking regulators and other actions. Neither the Company nor the Bank can predict as to which proposals, if any, will become law, and the impact such laws would have on the business of the Company and the Bank.

Federal Income Taxation

	The Tax Reform Act of 1986 and the Technical and Miscellaneous Revenue Act of 1988 (collectively, the Reform Acts) may adversely affect the taxation of financial institutions in the future. In particular, the Reform Acts disallow the deduction, otherwise available to the Company, of 100 percent of interest expense, to the extent allocable to the ownership of certain tax-exempt obligations acquired after August 7, 1986 (based upon the proportion of the Company's average total assets represented by its holdings of such tax-exempt obligations). A twenty percent disallowance rule applies to tax-exempt obligations acquired prior to August 7, 1986 and to certain "small-issue" tax-exempt obligations acquired after August 6, 1986.
Management believes that the rule will not have a materially adverse impact on the Company's operating results or financial position.

The Reform Acts repealed the special rule permitting financial institutions to carry net operating losses back to the prior ten taxable years and forward to the succeeding five taxable years. For losses incurred in taxable years beginning after December 31, 1986, the net operating loss carryover and carryback rules for financial institutions now conform generally to such rules for other corporations (that is, a three-year carryback and a fifteen-year carryforward). A special rule permits commercial banks to carryback to the prior ten taxable years and carryforward to the succeeding five taxable years that portion of net operating losses incurred in taxable years beginning after December 31, 1986 and before January 1, 1994, which is attributable to deductions for losses on bad debts. The portion of the net operating loss of a commercial bank that is attributable to deductions for losses on bad debts is equal to the excess of the net operating loss for the taxable year over the net operating loss for that taxable year computed without regard to deductions for losses on bad debts. In 1993, the Company applied to the Internal Revenue Service (IRS) for a change in accounting method for tax purposes from the reserve method for bad debt expense to the specific charge-off method. The approval for this change in accounting method was received in 1994.

The Reform Acts replaced the corporate minimum tax with an alternative minimum tax (AMT). The AMT rate is twenty percent of alternative minimum taxable income (AMTI), which is the Company's regular income determined with special adjustments and increased by certain preference items. Corporate preference items now include one-half of the excess, if any, of a taxpayer's pretax book income for financial reporting purposes over its AMTI (determined without regard to this preference and prior to reduction by net operating losses). For taxable years beginning after December 31, 1989, instead of the foregoing, AMTI was increased (or decreased) by 75 percent of the amount by which adjusted current earnings exceed (or are less than) AMTI. This adjustment to AMTI could thus be either positive or negative in such years. Interest income from tax-exempt obligations is also a preference item for purposes of computing the corporate AMT. This provision may affect the amount of any AMT payable by the Company. The Reform Acts enacted significant restrictions regarding the way "large banks" charge off bad debts. However, because a "large bank" is defined as a bank that, for the taxable years beginning after December 31, 1986, had assets with an aggregate average adjusted basis in excess of $500 million or was a member of a parent-subsidiary controlled group that met this $500 million test, such restrictions will not initially apply to the Company. The effect of these restrictions may have on the Company in the future cannot be
determined.    Risk-Based Capital Adequacy Guidelines

	Existing Federal Reserve Board and FDIC risk based capital requirements are intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off balance sheet items into account in assuring capital adequacy, and minimize disincentives to holding liquid, low risk assets. Under these guidelines, assets and credit equivalent amounts of off balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0 percent for risk free assets, such as cash and certain government securities, to 100 percent for relatively high risk assets, such as loans and investments in other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk weight associated with that category.
The resulting weighted values from each of the risk categories are then added together to determine the total risk weighted assets, against which capital is measured to determine adequacy.

The risk based capital guidelines require a minimum ratio of qualifying total capital to risk weighted assets of 8.00 percent (of which at least 4.00 percent must consist of Tier 1 Capital). Tier 1 Capital consists primarily of common stock, related surplus, retained earnings and certain perpetual preferred stocks, less goodwill. Certain elements, and varying amounts, of supplementary (or Tier 2) capital, including all allowances for loan losses and subordinated and other forms of debt, may be included in Tier 1 Capital. Allowances for loan losses qualify only as supplementary capital and then only to the extent of
1.25 percent of total risk weighted assets. Other elements of supplementary capital, which is limited overall to 100 percent of Tier 1 Capital, include qualifying perpetual preferred stock, hybrid capital instruments and mandatory convertible debt securities, and subordinated debt and intermediate-term preferred stock.

The Federal Reserve Board and the FDIC also requires banks to maintain a minimum leverage ratio of Tier 1 capital to total assets of 3.0 percent. As in the case of the risk based capital standard, the leverage ratio constitutes only a supervisory minimum and those institutions experiencing or anticipating significant growth or those with high or inordinate levels of risk will be expected to maintain capital well above the minimum level. The leverage ratio operates in conjunction with the risk based capital standard.

The Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC) under which the Bank agreed to submit a three year strategic plan which, among other things, contains action plans to achieve and maintain the desired capital ratios, as set forth below. The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At December 31, 1995, the Bank had a total capital to risk weighted assets of 8.6 percent, Tier 1 capital ratio of 7.3 percent and a Tier 1 leverage ratio of 4.9 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions including restrictions as to the source of deposits and the appointment of a conservator or a receiver.

Financial Institutions Reform, Recovery and Enforcement Act of
1989

	The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains provisions which, among other things: (1) established two separate financial industry insurance funds, both under the supervision of the FDIC-- a Bank
Insurance Fund and a Savings Association Insurance Fund; (2) abolished the Federal Home Loan Bank Board and establish the Office of Thrift Supervision as an office in the Treasury
Department, with responsibility for examination and supervision of all savings and loan associations; (3) increased the insurance premiums paid by FDIC insured institutions; (4) permitted bank holding companies to acquire healthy savings and loan associations; (5) enhanced federal banking agencies' enforcement authority over the operations of all insured depository institutions and increase the civil and criminal penalties that may be imposed in connection with violations of laws and regulations; (6) curtailed investments and certain other activities of state chartered savings and loan associations; and, (7) increased the capital requirements of savings and loan associations.

Although the continuing impact of FIRREA cannot be accurately predicted at this time, in large part because of continuing interpretations of FIRREA, management of the Company does not believe that any of the provisions of FIRREA will have a direct, material adverse impact on the Company's consolidated financial position or results of operations. The changes mandated by FIRREA, however, have a broad impact on the financial services industry as a whole.

Accounting Changes

	In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995 and encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. The Company has chosen not to adopt the fair value provisions of SFAS No. 123 and will continue accounting for stock compensation awards at their intrinsic value at the date of grant.

 Supervision and Regulation

	Bank holding companies and banks are extensively regulated under both federal and state law.

	Marathon Bancorp: Marathon Bancorp is a registered bank holding company and is subject to regulation under the BHC Act. The Company files quarterly and annual reports with the FRB, as well as other information which the FRB may required under the BHC Act. The FRB is empowered to conduct examinations of the Company and its subsidiaries.

The FRB has the power to require the Company to terminate activities, and to terminate control of or liquidate or divest certain subsidiaries or affiliates when it believes that the activity or subsidiary or affiliate constitutes a risk to the financial safety, soundness or stability of the Company's banking subsidiaries. The FRB also has the authority to regulate provisions of certain holding company debt, such as the authority to impose interest rate ceilings and reserve requirements on such debt. The Company may, under certain circumstances, be required to file written notice with and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

	Under the BHC Act and regulations adopted by the FRB, bank holding companies and their nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the FRB to maintain certain levels of capital.

	The Company must obtain approval from the FRB prior to acquiring more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. The Company must also obtain FRB approval prior to any merger or consolidation of the Company with another bank holding Company.

	The BHC Act prohibits the Company, except in particular circumstances, from acquiring direct or indirect control of more than 5% of the outstanding voting shares of any company that is not a bank or a bank holding company. The BHC Act also generally prohibits the Company from engaging, either directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing related services. The Company may, however, subject to obtaining prior approval from the FRB, engage in activities or acquire interests in companies which engage in activities which are deemed by the Federal Reserve Board to be so closely related to banking.

	Under FRB regulations, a bank holding company is required to serve as a source of strength to its subsidiary banks and must conduct its operations in an safe and sound manner. It is the FRB's policy that a bank holding company must stand ready to use available resources to assist its subsidiary banks during times of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources to assist its subsidiary banks. The FRB generally considers the failure by a bank holding company to meet its obligations to serve as a source of strength to be an unsafe and unsound banking practice, or a violation of the FRB's regulations, or both. Although this policy, known as the "source of strength" doctrine, was declared invalid by the United States Court of Appeals in 1990, that decision was recently reversed by the United States Supreme Court on procedural grounds. The FRB has continued to assert the validity of this doctrine, and it is likely to be the subject of continued controversy until definitively resolved by the courts or by Congress.

	In addition to regulation and supervision by the FRB, the Company is subject to the periodic reporting requirements with the Securities and Exchange Commission under the Exchange Act, including but not limited to filing annual, quarterly and other current reports with the Commission, and related substantive and procedural requirements.

The Bank: The Bank, as a national banking association chartered by the Comptroller, is subject to primary supervision, examination and regulation by the Comptroller. It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulation by the FRB. The Bank is also subject to applicable provisions of California law, insofar as they do not conflict with or are not preempted by Federal banking law.

	Deposits in the Bank are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank and all other insured banks pays statutory assessments and is subject to the rules and regulations of the FDIC.

	Various requirements and restrictions affect the operations of the Bank, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. In addition, the Bank is required to maintain certain levels of capital. Management seeks to maintain adequate capital to support its size and credit risks, and to ensure that the Company and the Bank are within established regulatory and industry standards.

Formal Agreement;  Restrictions on Transfers of Funds to the
Company by the Bank

		On September 30, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency
(OCC) under which the Bank agreed to submit to the OCC a three year strategic plan by November 1, 1995. The plan included, among other things, action plans to accomplish the following: a) achieve and maintain the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The plan submitted in a timely manner and was accepted be the OCC on January 30, 1996. The agreement increased the Bank's minimum Tier 1 risk based capital ratio to
8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At December 31, 1995, the Bank had a Tier 1 capital ratio of 7.3 percent and a Tier 1 leverage ratio of 4.9 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions including restrictions as to the source of deposits and the appointment of a conservator or receivor.

	Under California and federal banking law, dividends paid by the Bank in any calendar year may not, without the approval of the OCC, exceed its net income, as defined, for that year combined with its retained net income for the preceding two years. At
December 31, 1995, the Bank could only have declared and paid dividends with the prior regulatory approval.

	Federal banking law also restricts the Bank from extending credit to the Company in excess of twenty percent of the Bank's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements. At
December 31, 1995, the net assets of the Bank were $4,619,500, none of which could be lent or paid as dividends to the Company without regulatory approval.

	The Comptroller has the authority, under the Financial Institutions Supervisory Act, to prohibit the Bank from engaging in activities which the Comptroller regards as unsafe or unsound in conducting its business. It is possible that, depending on the financial condition of the Bank and other factors, the Comptroller could assert that payment of dividends or other payments is, under some circumstances, an unsafe and unsound practice.

 Employees

At December 31, 1995, the Company employed 37 personnel.




      STATISTICAL DISCLOSURE

	The following tables and data set forth, for the respective years indicated, selected statistical information relating to the Company.

The Company's operating results depend primarily on the level of the Bank's net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. The Bank's net interest income is determined by the average outstanding balances of loans, investments, deposits and borrowings, and the respective average yields on interest-earning assets and the average costs on interest bearing liabilities, and the relative amount of loans and investments compared to deposits and borrowings. The Bank's volumes and rates on interest earning assets and interest bearing liabilities are affected by market interest rates, competition, the demand for bank financing, the availability of funds, and by management's responses to these factors.

The following tables set forth the Company's daily average balances for each principal category of asset and liability and shareholders' equity. The tables also present the amounts and average rates of interest earned and paid on each category of interest earning asset and interest bearing liability, along with the net interest income and net yield on earning assets for the periods indicated.

In addition, the tables set forth changes in the components of net interest income for the periods indicated. The total change is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. The changes in interest due to both rate and volume have been allocated to the changes due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in both. Interest foregone on loans in nonaccrual status is not included in the tables, while the average balance of loans in nonaccrual status is included.













































































Changes in Net Interest Income

Year Ended December 31, 1995

(Dollar amounts in thousands)

				       YTD  Interest 	Average 	Change from prior  year

				   Average Income/ 	Yield/ 		due to change in:

Net Interest Income Analysis 	    Balance Expense 	 Rate 	Volume

Rate 	Total

Loans  				   $53,237 $4,812 	9.0% 	($652) 		$340  ($312)

Other earning assets:

  Interest-bearing deposits

    with financial institutions             648       40 	6.2%
    29	 	      1 	     30

  Investment securities 	    14,497        848 	5.8%   48
70 	   118

  Mortgage securities held for sale 	0 	   0 	0.0% 	  (87)
(86) 	  (173)

  Federal funds sold 		      6,505 	375 	5.8%       200
       54 	   254

    Other earning assets 	    21,650     1,263 	5.8%   190
39 	   229

Total interest-earning assets 	    74,887   $6,075	8.1% 	($462)

	$379 	 ($83)

Non-earning assets:

  Cash and due from banks  	      5,065

  Other assets 	                             6,871



  Allowance for loan losses 	       (711)

				  $86,112

Interest-bearing liabilities:

  Deposits:

    Demand 			    $7,771        $73 	0.9% 	    $12

	$1 	   $13

    Money market and savings     30,669 	816 	2.7% 	  (52) 		58

      6

    Time certificates of deposit      9,623 	423

4.4% 	  (194)     	82 	  (112)

  Federal funds purchased 	        178 	  10 	5.3%    (16)

  4 	    (12)

Total interest-bearing liabilities  48,241     $1,322

2.7% 	($250)         $145 	($105)

Non-interest bearing liabilities

  and Shareholders' equity:

  Non-interest bearing

	demand deposits 	    32,229

  Other liabilities 		        398

  Shareholders' equity 		      5,244

				  $86,112



Net interest income 			        $4,753



Net interest spread 					5.4%



Net yield on earning assets 				6.3% 		 >Changes in Net Interest
Income

Year Ended December 31, 1994

(Dollar amounts in thousands)

				       YTD  Interest 	Average 	Change from prior  year

				   Average Income/ 	Yield/ 		due to change in:

Net Interest Income Analysis 	    Balance Expense 	 Rate 	Volume

Rate 	Total

Loans				    $60,634 	$5,124 8.5% 	($757)

	($221)($978)

Other earning assets:

Interest-bearing deposits

with financial institutions 	         182 	      10  5.5%
(40) 		     13 	    (27)   Investment Securities:



 Taxable 			     13,647 	    730 	5.3% 	  (455)   	   365
(90)     Tax-exempt 				  0 	        0 	0.0% 	    (74)

   (73) 	  (147)

Mortgage loans held for sale 	       1,918 	        00.0%
0 		      0 	       0

Securities Available for Sale 	       3,319 	    1735.2% 	   173

  	      0 	    173

Federal funds sold 		       2,835 	    121 	4.3%      (119)
64 	    (55)

Other earning assets 		     21,901 	 1,034 	4.7%   	  (515)
369 	  (146)

  Total interest-earning assets      82,535 	$6,158 7.5%
($1,272) 	 $148 ($1,124)  Non-earning assets:

  Cash and due from banks  	       6,071

 Other assets 			       8,481

Allowance for loan losses 	     (1,087)

				   $96,000

Interest-bearing liabilities:

Deposits:

Demand 			     $6,508 	     $60 0.9% 	     $15 	   ($15)
$0     Money market and savings 	     32,706 	     810 2.5%
(122) 	    (66)     (188)     Time certificates of deposit
14,378 	     535 3.7% 	   (467) 	    (28)     (495)

Federal funds purchased 	         490 	       22 4.5%    (1)
   4 	         3

Total interest-bearing liabilities     4,081 	$1,427 2.6%
($575) 	($105)    ($680)  Non-interest bearing liabilities and
Shareholders' equity: 						  Non-interest bearing

demand deposits 		     34,969

Other liabilities 		         933

Shareholders' equity 		      6,017

    				  $96,000

Net interest income 		     $4,731

    Net interest spread 					4.9%

    Net yield on earning assets     			5.7%









Investment Securities



	The following table shows the maturities of investment securities at December 31, 1995 and the weighted average yields of those securities.


                                                            Over
1 yr Over 5 yr

(Dollars in thousands)                         1 Year through
through  Over                Average

                                                      or less
5 years    10 years 10 yr    Total     Yield

Securities available for sale:

U.S. Treasury and agency securities  $3,008       $0   $0
$0     $3,008   5.6%

Mortgage-backed securities 	                207 	     88
0            0         295    6.1%

          Total                                       $3,215
$88          $0          $0    $3,303   5.6%

Securities held to maturity:

Mortgage-backed securities 	             $500  $1,368 $4,595
$0    $6,463    6.4%

     Federal Reserve Bank Stock                0      0        0
    148         148     6.0%

          Total                                       $500
$1,368   $4,595     $148    $6,611    6.3%



Loan Portfolio

	The following table sets forth the amount of loans outstanding at the end of the past two years:

       (Dollars in Thousands)                      1995       %
of Total         1994      % of  Total

Commercial Loans                              $15,488  30.9%
   $18,627       32.9%

Real Estate Loans:

     Interim Construction                             0
0.0%            1,022        1.8%

     Income Property                               24,987
49.8%          24,880       44.0%

     Residential 1-4 units                            8,517
17.0%         10,262       18.2%

          Total real estate loans 	                33,504
               36,164

     Installment loans                                1,179
 2.3%          1,763           3.1%

                                                       50,171
   100.0%        56,554       100.0%

Deferred net loan origination (fees) costs      64
        20

Allowance for Loan Losses                       (720)
       (796)

          Net Loans                                 $49,515
                $55,778



	The following table shows the amounts of commercial and real estate construction loans outstanding at the end of the past two years which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year but less than five years, and more than five years. The amounts are classified according to the sensitivity to changes in interest rates.

 Commercial and Construction Loans

















December 31,       (Dollars in thousands)
1995                    1994

COMMERCIAL LOANS

Aggregate maturities of loan balances due:

     In one year or less:

          Interest rates are floating or adjustable
 $13,962              $16,627

          Interest rates are fixed or predetermined
  1,035                 1,083

     After one year but within five years:

          Interest rates are fixed or predetermined
      491                   566

     After five years:

          Interest rates are fixed or predetermined
          0                    351

               Total commercial loans
        15,488               18,627

REAL ESTATE CONSTRUCTION LOANS

Aggregate maturities of loan balances due

     in one year or less and interest rates

     are floating or adjustable
                   0                1,022

          Total commercial and construction loans
$15,488            $19,649



 Risk Elements - Nonaccrual, Past Due and Restructured Loans

	Nonaccrual loans are those for which the Bank has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest or such loans have become contractually past due ninety days with respect to principal or interest. Under certain circumstances, interest accruals are continued on loans past due ninety days which, in management's judgment, are considered to be well secured and fully collectible as to both principal and interest. When a loan is placed in nonaccrual status, all interest previously accrued but uncollected is reversed against current period income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed only when principal and interest are brought fully current and when, in management's judgment, such loans are estimated to be collectible as to both principal and interest.

Restructured commercial loans are those for which the Bank has, for reasons related to borrowers' financial difficulties, granted concessions to borrowers (including reductions of either interest or principal) that it would not otherwise consider, whether or not such loans are secured or guaranteed by others. Loan restructurings involving only a modification of terms are accounted for prospectively from the time of restructuring. Accordingly, no gain or loss is recorded at the time of such restructurings unless the recorded investment in such loans exceeds the total future cash receipts specified by the new loan terms.

At December 31, 1995, loans on nonaccrual totaled $523,000, compared with $564,100 at year end 1994. The reduction in interest income associated with nonaccrual loans was approximately $79,900 during 1995, and $47,000 during 1994. Loans past due ninety days or more and still accruing interest at December 31, 1994 totaled $1,149,300 as compared to none at the end of 1995. At December 31, 1995, the Bank had classified $60,600 of its loans as impaired and recorded the full amount as specific reserve in the allowance for loan losses. In addition, the Bank classified $2,354,900 of its loans as impaired without a specific reserve. The average recorded investment of impaired loans during the year ended December 31, 1995 was approximately $2,422,900. Interest income of $60,900 was recognized on impaired loans during the year ended December 31, 1995. As of December 31, 1995 and 1994, loans with restructured terms totaled $1,253,900 and $932,000, respectively. The reduction in interest income associated with restructured loan was approximately $25,000 and $11,000, respectively, in 1995 and 1994. There were no other loans at December 31, 1995, where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms, and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. At December 31, 1995, the Company had no loan concentrations exceeding ten percent of total gross loans outstanding.Summary of Loan Loss Experience

The allowance for loan losses is established by a provision for loan losses charged against current period income. Losses are charged against the allowance when, in management's judgment, the collectability of a loan's principal is doubtful. The accompanying financial statements require the use of management estimates to calculate the allowance for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, the value of collateral and other relative factors. The Bank's lending is concentrated in Los Angeles County and surrounding areas, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1995 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy and increases in interest rates may result in losses that cannot reasonably be predicted at this date. Such losses may also cause unanticipated erosion of the Bank's capital.

The following table summarizes loan balances, net of deferred net loan origination costs, at the end of each of the past two years and changes in the allowance for loan losses arising from loan losses, recoveries on loans previously charged off and provisions for loan losses charged to operating expense.

Loan Charge-offs and Recoveries(Dollars in thousands)
1995            1994

Balance of allowance for loan losses at beginning of period
       $796        $1,500

Loans charged off:

     Commercial
                        (437)         (830)

     Real estate
                            (233)          (65)

     Installment
                              (70)          (71)

        Total loans charged off
                    (740)        (966)

Recoveries of loans previously charged off:

     Commercial
                             97          261

     Real estate
                                   3            0

     Installment
                                   3            1

        Total loan recoveries
                       103         262

Net loans charged off
                       (637)       (704)

Provision charged to operating expense
              561             0

Balance of allowance for loan losses at end of period
      $720        $796

Amount of loans outstanding at end of the year
  $50,235     $56,574

Average amount of loans outstanding
      $53,237     $60,634

Ratio of net charge-offs to average loans outstanding
   1.20%       1.16%

Ratio of allowance for loan losses at the end of the



     year to average loans outstanding
               1.35%     1.31%

Ratio of allowance for loan losses at the end of the



     year to loans outstanding at the end of the year
          1.43%     1.41%



 	The following table sets forth the Company's allocation of the allowance for loan losses to specific loan categories at the end of the past two years. The allocations are based upon the same factors as considered by management in determining the amount of additional provisions to the allowance for loan losses and the aggregate level of the allowance.



Allowance for Loan Losses        ____________         December
31,           __________     (Dollars in thousands)      1995

Percent of Loans in Each Category to Total Loans
                                 1994     Percent of Loans in
Each Category to Total Loans

Commercial loans                   $147    20.4% $174 21.9%

Real  estate loans:

     Interim construction                 0     0.0%  0     0.0%

     Income property                   367  51.0%   102   12.8%

     Residential 1-4                          0    0.0%       0
0.0%

Installment loans                            0    0.0%     38
4.8%

Others 	                                        39    5.4%
40     5.0%

Unallocated                               167  23.2%  442
55.5%

 Total allowance for loan losses  $720 100.0% $796  100.0%



The allowance for loan losses should not be interpreted as an indication that future charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even on the above basis there is an unallocated portion of the allowance and the total allowance is a general reserve applicable to the entire portfolio.

Although management believes the level of the allowance for loan losses as of December 31, 1995, is adequate to absorb losses inherent in the loan portfolio, currently unanticipated conditions and events, such as additional declines in the local economy and increases in interest rates, may result in losses that cannot reasonably be predicted at this date.

Sources of Funds

	Deposits traditionally have been the primary source of the Bank's funds for use in lending and other investments. The Bank also derives funds from net earnings, receipt of interest and principal on outstanding loans and other sources, including the sale of investment securities. The Bank is a member of the Federal Reserve System and may borrow through that system under certain conditions.







Deposits

The Bank's deposit products include noninterest-bearing demand deposits, interest-bearing demand deposits, money market and savings accounts, and time certificates of deposit. The majority of the Bank's deposits are obtained from its primary marketing area.

The distribution of average deposits and the average rates paid thereon is summarized for the periods indicated below:


                         1995                               1994
              Deposits (Dollars in thousands)  Average Balance
Average Rate  Average Balance  Average Rate

Demand, non-interest-bearing     $32,229
         $34,969

Demand, interest bearing               7,771     0.90%
                   6,508   0.90%

Money market and savings           30,669    2.70%
        32,705  2.50%

Time certificates of deposit:

    Under $100,000                        3,902     4.30%
                       9,009   3.80%

    $100,000 or more 	                  5,721    4.50%
                    5,369  3.67%

         Total Deposits 	              $80,292
               $88,560



	The following is a maturity schedule of time certificates of deposit of $100,000 or more at the end of the past two years:



 Time Certificates of Deposit
                                                    December 31,
(Dollars in thousands)            	          1995

                1994

Three months or less 					$2,156 	$3,684

Over three months through six months 		2,242	 	2,371

Over six months through twelve months 		3,693

3,333

Over twelve months 					989 		1,008

        Total  		 				$9,080 	$10,396





The Bank had no brokered deposits at December 31, 1995 and 1994.



Selected Financial Ratios



	The following table sets forth the ratios of net income to average assets and to average shareholders' equity, and the ratio of average shareholders' equity to average assets.

              1995             1994

Return on average assets 		 		      (15.9)% 	       (0.7)%

Return on average shareholders' equity 		      (26.1)%
(10.7)%

Average shareholders' equity to average assets 		6.1%

  	6.3%

Shareholders' equity to total assets at year end

	4.6%   		5.5%



 ITEM 2.  PROPERTIES

	The Bank leases 14,900 square feet of office space and 5,600 square feet of retail banking space at 11150 West Olympic
Boulevard, Los Angeles, California under a noncancelable operating lease, which expires on August 31, 2002. The lease provides for annual rental payments of approximately $483,600 during the next year, $399,500 in the following year, $594,100 during the next four years and $396,100 in the final year. In addition, the Bank pays its proportionate share of increases in common operating expenses.

On November 14, 1994, the Bank vacated the above banking premises due to severe earthquake damages and moved into a nearby location. Under the terms of the old lease agreement, the Bank has suspended all lease payments until the building is repaired. At this time, the building is in the process of being repaired and is scheduled for occupancy before the end of 1996.

The Bank has leased temporary office space under a lease agreement which provides for lease payments of $17,400 per month for six months with nine consecutive one month options to extend the lease. The agreement was amended in 1996 to extend the lease term for an additional ten months, expiring on March 16, 1996, with three consecutive four month options, exercisable at the Company's discretion. The Company's total occupancy expense, excluding furniture and equipment expense, for the year ended December 31, 1995, was approximately $352,100.

ITEM 3.  LEGAL PROCEEDINGS

	Information concerning legal proceedings is incorporated herein by reference from Note (10) in "NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS" at page 27 of the Company's 1995 Annual Report to
Shareholders, which is attached as Exhibit No. 13.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to shareholders during the fourth quarter of 1995.
                   PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
SHAREHOLDER MATTERS

	Information concerning the market for the Company's common shares and related shareholder matters is incorporated herein by reference from the section entitled "MARKET PRICES FOR COMMON
SHARES" at page 31 of the Company's 1995 Annual Report to
Shareholders, which is attached as Exhibit No. 13.

Information concerning restrictions on the Bank's ability to transfer funds to the Company in the form of cash dividends, loans or advances is incorporated herein by reference from Note
(11) in "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" at page 28 of the Company's 1995 Annual Report to Shareholders, which is attached as Exhibit No. 13 and from "Item 1. Business-Restrictions on Transfers of Funds to the Company by the Bank."

At March 1, 1996, there were approximately 297 holders of record of the Company's common shares. The average of the bid and asked prices of the Company's common shares at that date was $3.25, as reported by principal market makers in the Company's common shares.

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference from the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS" at Pages 5 through 13 of the Company's 1995 Annual Report to
Shareholders, which is attached as Exhibit No. 13.  See also
"Financial Highlights" incorporated herein by reference from page 1 of the Company's 1995 Annual Report to Shareholders, which is attached as Exhibit No. 13.

 ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Financial statements of the Company and the "INDEPENDENT AUDITORS' REPORT" are incorporated herein by reference from the Company's 1995 Annual Report to Shareholders, which is attached
as Exhibit No. 13.   See "Item 14.  Exhibits, Financial
Statement Schedules and Reports on Form 8-K" below for financial statements filed as a part of this report.

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	No information is required in response to this item.
                                                    PART III

 ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Information concerning directors and executive officers of the Company is incorporated herein by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS -Election of
Directors" of the Company's Proxy Statement, which is attached as Exhibit No. 99.1.

As of March 31, 1996, the executive officers of the Company and
the Bank were: Name 	Position 	   Age  John Maloney

President of the Company and the Bank and Chief Executive
Officer of the Bank 	51  Timothy J. Herles

Executive Vice President and Senior Credit Officer of the Bank

54  Daniel L. Erickson  	Senior Vice President and Chief
Financial Officer of the Bank 	51  Adrienne Caldwell

Senior Vice President, Cashier, Chief Operating Officer and
Chief Administrative Officer of the Bank 	53



JOHN MALONEY has been the President of the Company and the Bank and Chief Executive Officer of the Bank since October 1994. Mr. Maloney has been a banker for twenty-two years in the Southern California banking community. During his employment with Bank of America (1973 to 1994) he held a variety of positions including Manager of the Beverly Hills main office, Regional Marketing Manager for Los Angeles, Ventura, Santa Barbara and San Luis Obispo counties, Area Credit Administrator, District Business and Personal Banking Manager and Director of Marketing for Statewide Trust Services. Mr. Maloney holds degrees from Western State University College of Law and a Graduate Certificate from Pacific Coast Banking School at the University of Washington.

TIMOTHY J. HERLES has been Executive Vice President of the Bank since April 1983, and has served in various positions including Cashier, Chief Administrative Officer, Compliance Officer and Senior Credit Officer, which position he currently holds. Prior to joining the Bank, Mr. Herles was Vice President and Manager of the Bank of Orange County, Los Angeles Regional Office (1982 to 1983) and Vice President and Manager of Century Bank, Los Angeles, California (1979 to 1982). Mr. Herles received an Associate of Arts degree from Los Angeles Valley College, an Advanced Certificate from National Credit Manager's Association, a Standard Certificate from the American Institute of Banking and a Graduate Certificate from the Southwestern Graduate School of Banking at Southern Methodist University.

	DANIEL L. ERICKSON has been Senior Vice President and Chief Financial Officer of the Bank since July 1993. Prior to joining the Bank, Mr. Erickson was Senior Vice President and Chief Financial Officer of Commercial Center Bank (1987 to 1992), and Vice President and Controller of Central Bancorporation, Inc.
(1980 to 1987). Mr. Erickson is a Certified Public Accountant, holds a Bachelor of Science degree in Accounting from the University of South Dakota and Graduate Certificate from the Stonier Graduate School of Banking at Rutgers University.

	ADRIENNE CALDWELL has been Senior Vice President and Cashier of the Bank since March 1986, in 1990 was appointed Chief Operating
Officer, and in 1992 was appointed Chief Administrative Officer.
Prior to joining the Bank, Mrs. Caldwell was Assistant Vice
President and Operations Administrator of South Bay Bank (1982 to 1986), Vice President and Operations Manager of American City
Bank (1974 to 1982), and held various positions with Barclays
Bank of California (1972 to 1974). Mrs. Caldwell is a member of the Bankers Compliance Group and received a Standard Certificate from the American Institute of Banking.

ITEM 10.  EXECUTIVE COMPENSATION

	Information concerning management compensation and transactions is incorporated herein by reference from the section entitled
"DIRECTORS AND EXECUTIVE OFFICERS -Compensation of Executive
Officers and Directors" of the Company's Proxy Statement, which is attached as Exhibit No. 99.1.

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

	Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Principal Shareholders" and "DIRECTORS
AND EXECUTIVE OFFICERS -- Election of Directors," of the
Company's Proxy Statement, which is attached as Exhibit No. 99.1.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	It is against Bank policy to make loans to directors, officers or employees. Information concerning certain relationships and related transactions with management and others is incorporated herein by reference from the section entitled "DIRECTORS AND
EXECUTIVE OFFICERS -- Election of Directors" of the Company's
Proxy Statement, which is attached as Exhibit No. 99.1.

 ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

	(a)  Financial Statements and Schedules

	The following financial statements included in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference (page number references are to the 1995 Annual Report to Shareholders).

	Marathon Bancorp and Subsidiary

           Page

	Consolidated Statements of Financial Condition

  as of December 31, 1995 and 1994
                                           14

	Consolidated Statements of Operations

  for the years ended December 31, 1995, 1994 and 1993
                                     15

	Consolidated Statements of Cash Flows

  for the years ended December 31, 1995, 1994 and 1993
                                  16 - 17

	Consolidated Statements of Changes in Shareholders' Equity

  for the years ended December 31, 1995, 1994 and 1993
                                     17

	Notes to Consolidated Financial Statements
                             18 -7

Independent Auditors' Report
                                                28

	All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.



(b)  Reports on Form 8-K

	The Company filed no Reports on Form 8-K during the fourth quarter of 1995.



(c)  Exhibits

	See Exhibit Index at Page 24 this Form 10-KSB.


  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 1996.

								MARATHON BANCORP (Registrant)





							Nikolas Patsaouras

							Chairman of the Board

	`Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Signature
                               Title
                     Date



                                                      		Chairman
of the Board		April 15, 1996

Nikolas Patsaouras



	Director, Chief Financial		April 15, 1996
                            		Officer and Principal  C. Thomas
Mallos

	Accounting Officer



	Director				April 15, 1996

Robert J. Abernethy



	Director				April 15, 1996

Frank W. Jobe, M.D.



	Director and President		April 15, 1996

John Maloney

                                                      		Director
and Secretary		April 15, 1996

Robert L. Oltman

                                                      		Director
and Assistant		April 15, 1996 Ann Pappas
         		Chief Financial Officer



	Director				April 15, 1996

Michael V. Reyes








                                                      EXHIBIT
INDEX

Exhibit No.               Description

                   Page

  3.1		Articles of Incorporation (4)						*

  3.2		Bylaws (4)								*

10.1		Company Office Lease - Suite 280 (3)					*

10.2		Bank Office Lease - Suite 180 (3)					*

10.3		Bank Office Lease - Suite 110 (5)					*

10.4		Company and Bank Office Lease

	commencing September 1, 1992 (6)				 	*

10.5		Employment Agreement of J F. Morrow II (4)				*

10.6		1983 Stock Incentive Plan (1)						*

10.7		Form of Non-Qualified Stock Option Agreement

	(1983 Stock Incentive Plan) (1)						*

10.8		Amendments to the Marathon Bancorp 1983 Stock

	Incentive Plan (5)							*

10.9		Form of Incentive Stock Option Agreement (1)				*
10.10		1986 Non-Qualified Stock Option Plan, as amended (2)			*
10.11		Form of Non-Qualified Stock Option Agreement

	(1986 Non-Qualified Stock Option Plan) (2)				*

10.12		Form of 1990 Stock Option Plan (5)					*

10.13		Form of Non-Qualified Stock Option Agreement -

	Director Option (1990 Stock Option Plan) (5)				*

10.14		Form of Non-Qualified Stock Option Agreement

	(1990 Stock Option Plan) (5)						*

10.15		Form of Incentive Stock Option Agreement

	(1990 Stock Option Plan) (5)						*

13.		Annual Report to Shareholders for the year ended

	December 31, 1994 (parts not incorporated by reference

	are furnished for informational purposes and are not

	filed herewith)							           26
                              EXHIBIT INDEX (Continued)



 Exhibit No.               Description

                       Page

21.		Subsidiaries of Company						 27

23.		Accountants' Consent 							 29

99.1		Proxy Statement for Annual Meeting of Shareholders

	to be held on June 19, 1996						 30



___________________  *  Not Applicable

(1)   These exhibits are contained in the registrants'
Registration Statement on Form S-1        (Registration No.
2-83674), declared effective by the Commission on July 12, 1983,
and        are incorporated herein by reference.

(2)   These exhibits are contained in the registrants' Annual
Report on Form 10-K for the fiscal        year ended December
31, 1986 (Commission File No. 2-83191), filed with the
Commission        on March 27, 1987, and are incorporated herein
by reference.

(3)   These exhibits are contained in the registrants' Annual
Report on Form 10-K for the fiscal        year ended December
31, 1987 (Commission File No. 2-83191), filed with the
Commission        on March 28, 1988, and are incorporated herein
by reference.

(4)   These exhibits are contained in the registrants' Annual
Report on Form 10-K for the fiscal        year ended December
31, 1988 (Commission File No. 0-012510), filed with the
Commission        on March 20, 1989, and are incorporated herein
by reference.

(5)   These exhibits are contained in the registrants' Annual
Report on Form 10-K for the fiscal        year ended December
31, 1989 (Commission File No. 0-012510), filed with the
Commission        on March 19, 1990, and are incorporated herein
by reference.

(6)   These exhibits are contained in the registrants' Annual
Report on Form 10-K for the fiscal        year ended December
31, 1991 (Commission File No. 0-012510), filed with the
Commission        on March 19, 1992, and are incorporated herein
by reference.































































                                                         EXHIBIT
13.

































































































Table of Contents

To Our
Shareholders.....................................................
 ................................................2

Financial
Highlights.......................................................
 .................................................4

Mission
Statements.......................................................
 ..................................................5

Management's Discussion and
Analysis.........................................................
 ...................6

Consolidated Statements of Financial
Condition........................................................
 .......14

Consolidated Statements of
Operations.......................................................
 .....................15

Consolidated Statements of Cash
Flows............................................................
 ................16

Consolidated Statements of Changes in Shareholders'
Equity	..................................17

Notes to Consolidated Financial
Statements.......................................................
 ................18

Independent Auditors'
Report...........................................................
 ..................................28

Market Prices for Common
Shares...........................................................
 ...........................29

Corporate
Information......................................................
 ..................................................30

<Body
Text>Notes.......................................................
 .
 .................................................................
 .........31





























































Our strategic goals for 1995 focused on restructuring the Bank's balance sheet and reducing expenses while providing our traditionally high level of personalized banking service. Although the Bank experienced a $1.4 million loss in 1995, considerable progress has been made in achieving these goals.

	The total cost of real estate owned totaled $1.4 million in 1995, an amount equal to our net loss for the year. Real estate acquired through foreclosure has been a significant drain on earnings for the past four years after reaching a high of $10.2 million at the end of 1992 and declining to $2.7 million at the end of 1995. Because of the lingering effects of the recession and its impact on commercial real estate values, the Bank prudently reduced the carrying value of real estate owned by $1.1 million during the year.

	Excluding the cost of real estate owned, operating expenses were reduced 18% during 1995 in most categories of expense.
Efforts have continued into 1996 to downsize the operations of the Bank through attrition and expense control. The conversion to a state-of-the-art computer system in March will reduce our costs and provide the opportunity to offer new or enhanced technology-based products and services to our customers.

	Several new important products were added during the year tailored to meet the needs of our customer base. The Bank began offering overdraft lines of credit to businesses and individuals as well as loans to homeowners associations. The Bank also began offering investment products to customers primarily in the form of government securities.

	Improved earnings and balance sheet strength will be our primary goals for 1996. We appreciate the patience and support of our customers while in our temporary location and expect to return to our previous location at Olympic Center by the end of the year. We are grateful to our shareholders, directors and employees who have referred friends and associates to us for banking services. The dedication, hard work and commitment of our directors and employees have contributed greatly to our improvement. We look forward to the continued council and support of directors, shareholders and employees as we meet the challenges of 1996.

	Nick Patsaouras			John Maloney

Chairman of the Board		President and

					Chief Executive Officer

































Financial Highlights

	Selected consolidated financial data for the Company, as of the dates and for the periods indicated, are presented below.
Amounts are in thousands, except per share amounts.



At or for the years ended December 31,          1995  1994
1993       1992        1991

Interest income                                       $6,075
$6,158   $7,283   $10,248   $13,898

Interest expense                                       1,322
1,427     2,107       3,562      6,164

Net interest income                                   4,753
4,731     5,176       6,686      7,735

Provision for loan and real estate losses            561
0     2,240       3,597      1,619

Other operating income (expense)                    259
430       762        (210)    1,389

Other operating expenses                              5,854
5,920   7,940      7,810      6,030

Net income (loss) before extraordinary item  (1,403)  (759)
(3,905)    (2,976)       942

Extraordinary gain on early

extinguishment of debt                                  0
112           0            0              0

Net income (loss)                                     (1,403)
(647)  (3,905)    (2,976)        942

Net income (loss) per share * 	                     (1.12)
(0.52)   (3.13)      (2.38)       0.70

Interest rate spread                                  5.4%  4.9%
    3.8%      3.7%      4.3%

Average total assets                                 86,112
96,000  126,890   151,076  153,022

Average loans 	                                       53,237
60,634  69,513     88,429   106,503

Average earning assets                             74,887
82,535  107,651  135,359   139,307

Average deposits                                     80,291
88,560  116,933  137,212   139,761

Total shareholders' equity                          3,976
5,367   6,024     9,930     12,906

Book value per share *                              $3.18
$4.30  $4.82     $7.95     $10.33

Return on average assets                           (1.6)%
(0.7)%   (3.1)%    (2.0)%   0.6%

Return on average equity                          (26.8)%
(10.7)% (47.4)%   (23.9)%  7.4%

* Net income (loss) and book value per share amounts give appropriate retroactive effect to stock dividends declared in 1991.





































Mission Statements

1   Marathon National Bank, a wholly owned subsidiary of
Marathon Bancorp, is an independent commercial bank which develops and maintains strong customer relationships through personalized service.

2   The Bank focuses on businesses and professionals offering
innovative products tailored to the client's needs.

3. The staff, officers, and directors are dedicated to assisting our customers achieve their financial objectives.

4. Committed to the community and our customers, our banking professionals will ensure Marathon's financial stability, growth and profitability.









































































Management Discussions and Analysis

The following discussion is intended to provide additional information about Marathon Bancorp (the Company), its financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this annual report. Since its wholly-owned subsidiary, Marathon National Bank (the Bank) represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operating results of the Bank. It should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing elsewhere in this report. Averages presented are daily average balances.



 Summary

 The Company recorded a net loss for the year ended December 31, 1995 of $1,402,800, or $1.12 per common share, as compared to a net loss of $647,200 for 1994, or $.52 per common share. The loss in 1995 is primarily attributable to the provision for loan losses (see "Provision for Loan Losses") and costs related to real estate acquired through foreclosure (see "Other Operating Expenses"). The 1994 loss is primarily due to costs related to real estate acquired through foreclosure and professional services (see "Other Operating Expenses").

The provision for loan losses was $561,100 in 1995. The Bank did not make a provision for loan losses in 1994. Net operating costs of holding and disposing other real estate owned was $1,350,300 in 1995 and $436,900 in 1994 as the provision for real estate losses increased from $234,400 to $1,147,500 . The costs to acquire and maintain real estate owned in 1995 and 1994 and the provision for loan losses in 1995 resulted from the general economic slow down and declining real estate values in Southern California.

The Company's net interest income remained flat in 1995 despite a reduction in the level of average earning assets and a declining rate environment. Average earning assets were $74,887,000 in 1995 as compared to $82,535,000 in 1994 or a decrease of 9.3 percent. Average interest-bearing liabilities also declined during this period to $48,241,000 in 1995 from $54,081,000 in 1994 or 10.8 percent.

At December 31, 1995, the Company had total assets of $86,754,600, total securities of $9,913,600 and total deposits of $82,529,900. This compares to total assets of $97,181,000, total securities of $25,918,300 and total deposits of $91,299,900 as of December 31, 1994. The Bank experienced a decrease in money markets as deposit clients expended earthquake insurance monies to repair damage from the 1994 Northridge earthquake. Proceeds from the maturity of investment securities were used to fund this decline.

On September 30, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC) under which the Bank agreed to submit a three year strategic plan by November 1, 1995. The plan included, among other things, action plans to accomplish the following: a) achieve and maintain the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The plan was accepted by the OCC on January 30, 1996. The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At December 31, 1995, the Bank had a Tier 1 risk based capital ratio of 7.3 percent and a Tier 1 leverage ratio of 4.9 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.

On September 21, 1992, the Company entered into an informal agreement with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends except with the prior approval of the FRB and to strengthen certain programs and policies of the Company.

The following discussion explains in greater detail the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto. Operating Performance Net Interest Income: Net interest income is the major source of operating income of the Bank. Net interest income represents the difference between the interest income and fees from earning assets and the interest paid on interest-bearing liabilities. As shown in Table 1, total interest and fee income amounted to $6,075,000 in 1995 compared to $6,158,000 in 1994. Total interest expense was $1,322,000 in 1995 compared to $1,427,000 in 1994. Net interest income increased to $4,753,000 in 1995 from $4,731,000 in 1994 or 0.4 percent.

Net interest income remained relatively flat in 1995 as compared to 1994. Interest earning assets averaged $74,887,000 in 1995 as compared to $82,535,000 in 1994 or a decrease of 9.3 percent. However, the average yield on interest earning assets increased to Management's Discussion and Analysis 8.1 percent in 1995 from
7.5 percent in 1994, or an increase of 8.0 percent. The 8.0 percent increase in the yield on earning assets basically offset the 9.3 percent decline in average earning assets as the cost of interest-bearing liabilities remained approximately the same.

Table 1 summarizes the Bank's interest rate spreads and net yield on earning assets for 1995 and 1994. The interest rate spread represents the difference between the yield on earning assets and the interest rate paid on interest-bearing liabilities. The net yield on earning assets is the difference between the yield on earning assets and the effective rate paid on all funds -- interest-bearing liabilities as well as interest-free sources.

The Bank's interest rate spread was 5.4 percent in 1995 as compared to 4.9% in 1994. The net yield on earning assets was
6.3 percent in 1995, an increase from 5.7 percent in 1994. The 1995 increase resulted primarily from the increase in the weighted average yield on earning assets from 7.5 percent in 1994 to 8.1 percent in 1995 as the yield on both loans and other earning assets increased.

Marathon's net yield on earning assets remains high in comparison with the Company's interest rate spread due to the significant volume of noninterest-bearing demand deposits relative to total funding sources (represented by total deposits and shareholders' equity). While these deposits are noninterest-bearing, they are not without cost. The costs of all third party payments made to support these noninterest-bearing deposits averaged approximately 2.0 percent. The Bank believes that they remain the lowest cost source of funds available in the marketplace. Noninterest- bearing demand deposits included one account relationship which aggregated 14% and 11% of total deposits at December 31, 1995 and 1994, respectively. The account's average balance was 7% and 11% of average total deposits during 1995 and 1994, respectively (see "Liquidity and Interest Rate Sensitivity").













Table 1
Interest     Weighted          Change from prior year

Net Interest Income Analysis 	     Average     income/   average
      due to change in:

(Dollars in thousands)                  balance     expense
yield/cost      Volume     Rate        Total

1995

    Loans                                      $53,237
$4,812	     9.0%            $(652)    $340   $(312)

    Other earning assets                  21,650      1,263
5.8%               190         39      229

    Interest-earning assets               74,887      6,075
8.1%             (462)       379      (83)

    Interest-bearing liabilities 	        48,241      1,322
2.7%             (250)       145    (105)

                                                   $26,646
$4,753                           $(212)      $234     $22

    Interest rate spread 	                                  5.4%

    Net yield on earning assets 	                          6.3%

1994

    Loans                                      $60,634    $5,124
8.2%           $(757)    $(221)   $(978)

    Other earning assets                   21,901     1,034
5.3%             (515)        369     (146)

    Interest-earning assets               82,535      6,158
7.5%         (1,272)        148   (1,124)

    Interest-bearing liabilities 	       54,081       1,427
2.6%           (575)      (105)     (680)

                                                  $28,454
$4,731                          $(697)      $253   $(444)

    Interest rate spread 	                                  4.9%

    Net yield on earning assets 	                          5.7%



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

These policies require extensive evaluation of new credit requests and continuing review of existing credits in order to identify, monitor and quantify evidence of deterioration of quality or potential loss in a timely manner. Management's reviews are based upon previous loan loss experience, current economic conditions, composition of the loan portfolio, the value of collateral and other relative factors. The Bank's lending is concentrated in Los Angeles County and surrounding areas, which have experienced adverse economic conditions, including declining real estate values. These factors have adversely affected some borrowers' ability to repay loans.

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

Excluding loans which have been classified as loss and charged off by the Bank, the Bank's classified loans consisted of $6,404,500 of loans classified as substandard and $37,100 classified as doubtful at December 31, 1995, an increase of $322,200 or 5.3 percent from 1994. In addition to the classified loans, the Bank was also monitoring $4,066,900 of loans which it had designated as listed at December 31, 1995, an increase of $44,000 or 1.1 percent from 1994. At December 31, 1995, nonaccrual loans totaled $523,000, or 1.0 percent of gross loans, compared with $564,100, or 1.0 percent at December 31, 1994.

With the exception of these classified and listed loans, management is not aware of any loans as of December 31, 1995 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become ninety days or more past due, be placed on nonaccrual or become classified loans, or other real estate owned in the future.

The allowance for loan losses, which provides a financial buffer for the risk of losses inherent in the lending process, is increased by the provision for loan losses charged against income, decreased by the amount of loans charged off and increased by recoveries. There is no precise method of predicting specific losses which ultimately may be charged off or the conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance and accompanying provision for loan losses can be determined only on a judgmental basis after full review, including consideration of economic conditions and their effects on specific borrowers, borrowers' financial data, and evaluation of underlying collateral for secured lending.

Based upon management's assessment of the overall quality of the loan portfolio, the balance in the allowance for loan losses and the external economic conditions, the Bank made a $561,100 provision for loan losses during 1995. Loans totaling $740,000 were charged off during the period, and $102,500 was recovered. The allowance for loan losses was $720,100, or 1.4 percent of gross loans outstanding for period ending December 31, 1995.

Loans charged off amounted to $966,000 in 1994 and $2,827,200 in 1993, while recoveries totaled $262,500 and $287,300, respectively. As a percent of average gross loans outstanding during the year, loans charged off net of recoveries were 1.2 percent in 1995 and 1994 and 3.7 percent in 1993. The decrease in loans charged off during 1995 and 1994, compared to 1993 was the result of improvement of the overall quality of the loan portfolio and revised credit policies instituted.

On January 1, 1995. the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. It also provides guidance concerning the measurement of impairment on such loans and the recording of the related reserves. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Bank.

At December 31, 1995, the Bank had classified $60,600 of its loans as impaired and recorded the full amount as specific reserve in the allowance for loan losses. In addition, the Bank classified $2,354,900 of its loans as impaired without a specific reserve. Since these loans are collateral dependent and the estimated fair value of the collateral exceeds the book value of the related loans, no specific loss reserve was recorded on these loans in accordance with SFAS No. 114. The average recorded investment of impaired loans during the year ended December 31, 1995 was approximately $2,422,900. Interest income of $60,900 was recognized on impaired loans during the
year ended December 31, 1995. 	Other real estate owned (OREO),
consisting of properties received in settlement of loans totaled $2,654,400 at December 31, 1995, a decrease of $3,483,100 or
56.8 percent from 1994. The provision for real estate losses was $1,147,500 in 1995 and $234,400 in 1994.

Because of the current economic environment, it is possible that nonaccrual loans and OREO could increase in 1996. Although management believes that the allowance for possible loan losses is adequate and OREO is carried at fair value less estimated selling costs, there can be no reasonable assurance that increases in the allowance for loan losses or additional write-downs of OREO will not be required as a result of the deterioration in the local economy or increases in interest rates.

Other Operating Income:  Other operating income was $259,300 in
1995 compared to $429,700 in 1994. Gains on the sale of mortgage loans of $111,200 were reported in 1994. The mortgage department was discontinued on June 30, 1994.

	Other Operating Expenses: Other operating expenses totaled $5,853,500 in 1995, a decrease of 1.1 percent from $5,920,100 in
1994. The net operating cost of OREO (which included the write down of properties to fair market value) was $1,350,300 in 1995 as compared to $436,900 in 1994. Excluding OREO costs, other operating expenses decreased 17.9 percent in 1995 in almost all categories of expense.

Total other operating expenses were 6.8 percent and 6.2 percent of average total assets in 1995 and 1994, respectively. The increase in this ratio in 1995 is attributable to the increase in the cost of holding and disposing of other real estate owned.

Income Taxes: The company had no income tax expense or benefit in 1995 and 1994 (see Note 7 to the consolidated financial statements).

Deferred income taxes are computed using the liability method based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Financial Condition Total consolidated assets decreased $10,426,400 or 10.7 percent to $86,754,600 at December 31, 1995 from $97,181,000 at December 31,1994. The decrease in the Company's size is largely attributable to the decline in money market deposits as insurance proceeds received by property management company customers for damage sustained in the Northridge earthquake were withdrawn to make repairs.

Loans:   Net loans as a percentage of total assets were 57.1
percent as of December 31, 1995, as compared to 57.4 percent in 1994. The loan to deposit ratio was 60.0 percent at December 31, 1995 as compared to 61.1 percent in 1994. The following table sets forth the amount of loans in each category, the percentage of total loans outstanding for each category and the adjustments for deferred loan origination costs and the allowance for loan losses as of the dates indicated:











Table 2
December 31,

                                                           1995
                              1994

                                                      Amount
Percentage      Amount    Percentage

Commercial loans                       $15,488,100    31%
$18,627,300       33%

Real estate loans:

    Interim construction                              0       0%
         1,022,000         2%

    Income property                      24,987,000   50%
24,879,400       44%

    Residential 1-4 units                 8,517,000   17%
10,262,000       18%

        Total real estate loans         33,504,000    67%
36,163,400        64%

Installment loans                          1,178,800   2%
1,763,300          3%

        Total loans                        50,170,900 100%
56,554,000       100%

Deferred net loan origination costs   64,300
20,600

Allowance for loan losses            (720,100)
(796,500)

        Net loans                        $49,515,100
$55,778,100



The demand for quality commercial loans has declined as a result of the continuing general economic slowdown and uncertainties that have affected most of Southern California.

Allowance for Loan Losses: The following table provides a three-year summary of activity in the allowance for loan losses by loan type (also see "Provision for Loan Losses"):



Table 3

Allowance for Loan Losses                             1995
1994               1993

Balance, January 1                                    $796,500
$1,500,000      $1,800,000

Loans charged off:

    Commercial loans 	                               (437,000)
(829,400)     (1,879,900)

    Real estate loans                                 (233,300)
        (65,300)        (825,300)

    Installment loans                                 (69,700)
        (71,300)       (122,000)

        Total loans charged off 	                    (740,000)
(966,000)     (2,827,200)

Recoveries of previously charged off loans:

    Commercial loans 	                                96,800
261,500          277,900

    Real estate loans                                    2,600
                   0             9,400

    Installment loans                                    3,100
             1,000                   0

        Total recoveries 	                            102,500
        262,500         287,300

        Net charge-offs. 	                            (637,500)
       (703,500)    (2,539,900)

Provision for loan losses                             561,100
     0       2,239,900

Balance, December 31                               $720,100
$796,500   $1,500,000

Ratio of allowance for loan losses to loans       1.4%
1..4%            2.4%



Funding and Capital Deposits: Total deposits averaged $80,292,000 in 1995 as compared to $88,560,000 in 1994 or a decline of 9.3 percent. Average noninterest bearing demand deposits were $32,229,000 in 1995 as compared to $34,969,000 in 1994. Average interest-bearing deposits declined $5,840,000 or
10.8 percent as the insurance proceeds received by property management company customers for damage sustained in the Northridge earthquake were withdrawn to make repairs.

Capital: The Bank is required to meet certain risk-based capital guidelines and leverage ratios promulgated by the bank regulatory authorities. The risk based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentives to holding liquid, low risk assets. The leverage ratio consists of tangible Tier 1 capital divided by average total assets.

On September 30, 1995, the Bank entered into a formal agreement with the OCC under which the Bank agreed to submit a three year strategic plan by November 1, 1995. The plan included, among other things, the action plans to accomplish the following: a) achieve and maintain the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The plan was accepted by the OCC on January 30, 1996. The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent, and the Tier 1 capital leverage to 6.0 percent from 3.0 percent. At December 31, 1995, the Bank had a Tier 1 risk based capital ratio of 7.3 percent, and a Tier 1 capital leverage ratio of 4.9 percent. Failure on the part of the Bank to meet the terms of the formal agreement may subject the Bank to significant regulatory sanctions including restrictions as to the source of deposits and the appointment of a conservator or a receiver.

	The following table summarizes the ratios achieved by the Bank as of December 31, 1995 and the minimum levels required by FDIC regulations and the formal agreement with the OCC.

                       Actual Bank Capital at 12/31/95

                                        OCC Formal Agreement
Capital

                                                            FDIC
Regulatory Capital

Tier 1 risk-based  	       7.3% 	    8.5% 	    4.0%

Total risk-based    	       8.6 	     N.A. 	      8.0

Tier 1 leverage  	       4.9 	      6.0 	      3.0



Liquidity and Interest Rate Sensitivity The primary function of asset liability management is to insure adequate liquidity and to maintain an appropriate balance between rate sensitive assets and rate sensitive liabilities. Liquidity management involves matching sources and uses of the Company's funds in order to effectively meet the cash flow needs of our customers as well as the cash flow requirements of the Company itself. Interest rate sensitivity management seeks to stabilize net interest income during periods of changing interest rates.

Liquidity: In order to serve the Bank's customers effectively, funds must be available to meet their credit needs as well as their withdrawals of deposited funds. Liquidity from assets is provided by the receipt of loan payments and by the maturity of other earning assets as further described below. Liquidity from liabilities is attained primarily by obtaining new deposits.

Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Bank's liquidity ratio (the sum of liquid assets divided by total deposits) was 38.6 percent at December 31, 1995 and 33.8 percent at December 31, 1994. The increase in this ratio is a result of an decrease in total deposits while liquid assets remained constant. The loan to deposit ratio was 60.9 percent and 62.0 percent at December 31, 1995 and 1994, respectively.
On the liability side, the Bank's liquidity position is enhanced by sizable core deposits. As stable core deposits (which are defined as all deposits except time certificates of deposit) are generated, the need for other sources of liquidity diminishes. This derives from the fact that the Bank's primary liquidity requirement generally arises from the need to meet maturities of short term time certificates of deposit.


Core deposits continued to be a significant funding source representing, on average, 88.0 percent of total deposits during 1995 and 83.8 percent in 1994. In addition, the Company's time deposits were primarily from its local customer base and without significant concentrations. Noninterest-bearing demand deposits included one account relationship which aggregated 14% and 11% of total deposits at December 31, 1995 and 1994, respectively. The account's average balance was 7% and 11% of average total deposits during 1995 and 1994, respectively. While demand deposits are noninterest-bearing, the account relationships are not without cost as the Bank provides messenger and courier, accounting and data processing services in connection with the relationships.



 Table 4

Analysis of Rate Sensitive Assets & Liabilities

by Time Period (Dollars in millions)               90 days
3-12     1 - 5      Over 5

                                                           or
less       months   years     years      Total

December 31, 1995

Investments, including federal funds sold        $16.6      $1.7
$1.9       $4.6       $24.8

Loans 	                                                    39.8
      1.0           3.6         5.3         49.7

    Rate sensitive assets                               56.4
   2.7           5.5         9.9         74.5

Time deposits 	                                            2.2
     5.9          1.0          0.0           9.1

Other deposits                                            44.1
    0.0           1.4        19.6         65.1

    Rate sensitive liabilities                           46.3
   5.9           2.4        19.6         74.2

Rate sensitive GAP                                    $10.1
$(3.2)         $3.1        (9.7)        $0.3

Cumulative GAP                                        $10.1 $6.9
      $10.0        $0.3            --

Cumulative ratio of sensitive assets to liabilities  1.2
1.1            1.2         1.0           1.0

December 31, 1994

Investments, including federal funds sold         $11.4     $7.1
  $4.3       $5.5        $28.3

Loans 	                                                    44.5
     2.3            3.6         5.2          55.6

    Rate sensitive assets                               55.9
  9.4            7.9        10.7         83.9

Time deposits 	                                            3.7
     5.7            1.0          0.0         10.4

Other deposits                                           46.1
    0.0            2.5        32.3         80.9

    Rate sensitive liabilities                          49.8
   5.7            3.5        32.3          91.3

Rate sensitive GAP                                    $6.1 $3.7
       $4.4      $(21.6)       $(7.4)

Cumulative GAP                                        $6.1  $9.8
      $14.2        $(7.4)           --

Cumulative ratio of sensitive assets to liabilities 1.1
1.2            1.2           0.9           0.9







It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities.
Rate sensitive assets were 100 percent of rate sensitive liabilities at December 31, 1995 as compared to 92 percent at the end of 1994. In the one year or less category, rate sensitive assets were 113 percent of rate sensitive liabilities at the end of 1995 as compared to 118 percent in 1994. The gap position is but one of several variables that affect net interest income. Consequently, these amounts are used with care in forecasting the impact of short term changes in interest rates on net interest income. In addition, the gap calculation is a static indicator and is not a net interest income predictor in a dynamic business environment.

Interest Rate Sensitivity Management: Similar to liquidity management, interest rate sensitivity management focuses on the maturities of earning assets and funding sources. In addition, interest rate sensitivity management takes into consideration those assets and liabilities whose interest rates are subject to change prior to maturity. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds. In an effort to maintain consistent earnings performance, the Bank manages the repricing characteristics of its assets and liabilities to stabilize net
interest income.   The Bank measures interest rate sensitivity
by distributing the rate maturities of assets and supporting funding liabilities into interest sensitivity periods, summarizing interest rate risk in terms of the resulting interest sensitivity gaps. A positive gap indicates that more interest sensitive assets than interest sensitive liabilities will be repriced during a specified period, while a negative gap indicates the opposite condition.

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



Commitments And Contingent Liabilities

The Company and the Bank are subject to various pending or threatened legal actions which arise in the normal course of business. Based upon present knowledge, management is of the opinion that the disposition of all suits will not have a material effect on the Company's consolidated financial statements.

The Bank has a noncapitalized lease commitment covering its banking premises. Minimum rental commitments under this and all other operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1995 are as follows:



Table 5

 Year 	                                                Amount

1996                                                  $208,800

1997  	                                               399,500

1998  	                                               594,100

1999                                                  594,100

2000  	                                               594,100

2001 and thereafter                             990,200

  Total                                              $3,380,800



	On November 14, 1994, the Bank vacated its banking premises due to severe earthquake damages and moved into another nearby location. Under the terms of the old lease agreement, the Bank has suspended all lease payments until the building is repaired.
At this time, the building is in the process of being repaired and is scheduled for occupancy before the end of 1996. The Bank has leased temporary office space under a lease agreement which provides for lease payments of $17,400 per month for six months with nine consecutive one month options to extend the lease.
The agreement was amended to extend the lease term for an additional ten months, expiring on March 16, 1996; and three consecutive four month options for extension, if necessary.

Rent expense was $194,700, $387,300 and $452,200 for the years ended December 31, 1995, 1994 and 1993, respectively. Sublease rental income of $34,700 was received in 1994.

Commitments and contingent liabilities include, among other items, off balance sheet commitments to extend credit, standby letters of credit and other letters of credit. The Company utilizes the same credit policies in making off balance sheet commitments as it does in other lending activities. Commitments to extend credit are legally binding agreements and have fixed expiration dates. The Company minimizes its exposure to credit risk under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The credit and interest rate risk elements of these financial instruments exceed the amounts recognized in the consolidated financial statements, but is represented by their contractual or notational amounts. At December 31, 1995 and 1994, undrawn commitments to extend credit to Bank customers amounted to $10.0 million.























































Cash and due from banks
$8,450,300          $5,196,400

Federal funds sold
14,400,000            2,000,000

        Cash and cash equivalents
22,850,300            7,196,400

Interest-bearing deposits with financial institutions    497,000
            396,000

Securities available for sale
3,302,900          10,835,800

Securities held to maturity (aggregate market value

of $6,306,700 in 1995 and $13,796,300 in 1994)        6,610,700
   15,082,500

Loans receivable, net
49,515,100          55,778,100

Other real estate owned, net
2,654,400            6,137,500

Premises and equipment, net
420,900               508,700

Accrued interest receivable
582,200                682,800

Other assets
   321,100                563,200

  Total
$86,754,600          $97,181,000

Liabilities and Shareholders' Equity

Deposits:

     Demand, noninterest-bearing
$38,415,000          $36,245,400

     Demand, interest-bearing
7,868,100              8,232,200

     Money market and savings
27,167,000            36,426,700

     Time certificates of deposit:

        Under $100,000
5,779,400             5,825,400

        $100,000 and over
3,300,400              4,570,200

     Total deposits
82,529,900             91,299,900

Accrued interest payable
93,600                   84,100

Other liabilities
 155,600                  430,100

        Total liabilities
82,779,100              91,814,100

Commitments and contingencies

Shareholders' equity:

   Preferred shares - no par value, 1,000,000 shares authorized,

        no shares issued and outstanding

   Common shares - no par value, 9,000,000 shares authorized,

        1,248,764 shares issued and outstanding in 1995 and 1994


    8,080,000                 8,080,000

     Net unrealized gain (loss) on securities available for sale


         1,100                    (10,300)

     Deficit
(4,105,600)               (2,702,800)

        Total shareholders' equity
3,975,500                  5,366,900

   Total
$86,754,600               $97,181,000

See accompanying notes to consolidated financial statements.















Year ended December 31,                                     1995
         1994            1993

Interest income:

Loans, including fees
$4,811,900  $5,124,300   $6,102,700

Investment securities:

   Taxable
 848,000      902,600        819,900

   Tax advantaged
       0                0        146,900

Federal funds sold
374,600       121,400       176,400

Deposits with financial institutions
40,000        10,000         37,500

     Total interest income
6,074,500    6,158,300     7,283,400

Interest expense:

Deposits
1,312,500    1,405,300     1,087,900

Federal funds purchased
9,500        21,600         19,300

     Total interest expense
1,322,000    1,426,900     2,107,200

Net interest income before provision for loan losses 4,752,500
4,731,400    5,176,200

Provision for loan losses
561,100                 0     2,239,900

    Net interest income after provision for loan losses
4,191,400    4,731,400    2,936,300

Other operating income:

Service charges on deposit accounts
206,800      246,100       306,000

Gain on mortgage loan sale
     0       111,200       156,800

Net gain on sale of investment securities
  0                0        171,900

Other service charges and fees
52,500        72,400       127,100

     Total other operating income
259,300       429,700      761,800

Other operating expenses:

Salaries and employee benefits
1,848,900    2,169,000   2,432,900

Provision for OREO losses
1,147,500       234,400      573,400

Net operating cost of other real estate owned          202,800
   202,500   1,179,200

Occupancy
     352,100      565,600      642,100

Furniture and equipment
104,600     123,200     150,000

Professional services
  727,100      874,200     738,300

Business promotion
   68,300       78,400       79,000

Stationery and supplies
   77,900       70,200       96,400

Data processing services
586,600     558,100     600,900

Messenger and courier services
256,900     406,000    497,300

Insurance and assessments
328,200     429,900     576,400

Other expenses
      152,600     208,600     373,700

     Total other operating expenses
5,853,500  5,920,100  7,939,600

Loss before income tax (benefit) and extraordinary item
(1,402,800)  (759,000) (4,241,500)

Income tax benefit
               0               0       (336,400)

Loss before extraordinary item
(1,402,800)  (759,000) (3,905,100)

Extraordinary gain on early extinguishment of debt, net
   0      111,800                0

Net loss
     $(1,402,800)$(647,200)$(3,905,100)

Net loss per share:

Loss before extraordinary item
$(1.12)     $(0.61)        $(3.13)

Extraordinary item
   0.00          0.09            0.00

Net loss
      $(1.12)     $(0.52)        $(3.13)

See accompanying notes to consolidated financial statements.

Year ended December 31,

Increase (decrease) in cash and cash equivalents           1995
        1994           1993

Cash flows from operating activities:

Interest received
$6,105,100   $6,088,300   $7,967,200

Service charges on deposit accounts and

other fees received
259,300       318,500        433,100

Proceeds from sale of mortgage loans held for sale          0
17,851,000    33,742,200

Funding of mortgage loans held for sale                       0
(9,150,200) (43,275,000)

Interest paid
(1,312,500)  (1,421,400)  (2,141,800)

Cash paid to employees and suppliers
(4,692,800)  (5,845,200)  (7,530,400)

Income taxes refunded
88,000     1,389,800     1,387,100

     Net cash provided (used) by operating activities 447,100
9,230,800  (9,417,600)

Cash flows from investing activities:

Net (increase) decrease in interest-bearing deposits with

    financial institutions
(101,000)           (396,000)             2,074,000

Purchases of securities available for sale
0         (10,865,600)                      0

Purchases of securities held to maturity
0         (5,965,900)                      0

Purchases of  investment securities
0                     0             (32,911,000)

Purchases of securities held for sale
 0                     0            (25,932,500)

Proceeds from maturities of securities available for sale
10,905,000    0                      0

Proceeds from maturities of securities held to maturity
5,137,400    6,196,300          0

Proceeds from sale of investment securities  	                0
                  0             13,159,200

Proceeds from maturities of investment securities           0
               0            17,882,900

Proceeds from sale of securities held for sale 	        0
        0             49,508,900

Net decrease in loans made to customers               7,310,100
4,829,200            11,537,800

Proceeds from sale of other real estate owned         728,200
3,157,100              2,078,200

Payoff senior lien holder and loan participant on OREO   0
          0             (1,200,000)

Purchases of furniture, fixtures and equipment           (2,900)
         (63,20              (90,100)

     Net cash provided  (used) by investing activities
23,976,800 (3,108,100)      36,107,400

Cash flows from financing activities:

Net  (decrease) increase in noninterest-bearing and

   interest-bearing demand deposits and money market

   and savings accounts
(7,454,200)    7,144,600    (31,722,100)

Net decrease in time certificates of deposits
(1,315,800) (10,838,800)   (4,280,500)

Repayment of long term debt
    0       (560,000)                 0

     Net cash used by financing activities
(8,770,000)   (4,254,200)  (36,002,600)

Net increase (decrease)  in cash and cash equivalents15,653,900
1,868,500     (9,312,800)

Cash and cash equivalents at beginning of year        7,196,400
  5,327,900    14,640,700

Cash and cash equivalents at end of year
$22,850,300   $7,196,400     $5,327,900

See accompanying notes to consolidated financial statements.

									 (Continued)











Reconciliation of net loss to net cash provided (used)
Year ended December 31,

 by operating activities
  1995            1994            1993

Net loss
$(1,367,800)  $(647,200)  $(3,905,100)

Adjustments to reconcile net loss to net cash provided

     (used) by operating activities:

        Depreciation and amortization expense
90,700       113,800       136,100

        Provision for loan losses
561,100                 0     2,239,900

        Provision for OREO losses                    1,112,500
     234,400       573,400

        Loss (gain) on sale of real estate owned
42,900         (85,300)        47,900

        Net gains on investment securities
  0                   0      (171,900)

        Gain on mortgage loans held for sale
0        (111,200)     (156,800)

        Gain on early extinguishment of debt
0        (111,800)                 0

        Amortization of premiums and discounts

             on securities, net
  (26,300)         66,200         657,900

        Change in mortgage loans held for sale
0      8,700,800    (9,532,800)

        Change in deferred loan origination fees, net
(43,700)        (43,200)        (40,500)

        Change in deferred taxes
 0                   0          587,700

        Change in income tax refunds receivable           88,000
     1,389,800           61,200

        Change in other assets
254,700          (85,400)        450,700

        Change in other liabilities
(265,000)       (190,100)       (365,300)

          Total adjustments
1,205,900       9,878,000      (5,512,500)

Net cash provided (used) by operating activities      $447,100
$9,230,800   $(9,417,600)

Supplemental cash flow information:

Transfer from mortgage loans held for sale to loans receivable 0
$1,100,000                $0

Transfer from loans to other real estate owned        (347,700)
 (2,165,700)      (340,300)

Loans made to facilitate the sale of

   other real estate owned
1,912,200       3,029,000        475,000

Transfer of securities from

held-to-maturity to available for sale
3,301,800                   0                  0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Marathon Bancorp and Subsidiary
Retained         Net

                                       Preferred     Common
shares         Earnings  Unrealized

                                           Shares     shares
Amount         (Deficit)  Gain(Loss)        Total

Balance, January 1, 1993         ---   1,248,764  $8,080,000
$1,849,500   $0        $9,929,500

Net Loss
              (3,905,100)               (3,905,100)

Balance, December 31, 1993 	   ---   1,248,764   8,080,000
(2,055,600)   0           6,024,400

Net Loss
                 (647,200)                  (647,200)

Unrealized loss on securities  available for sale
    (10,300)                   (10,300)

Balance, December 31, 1994     ---   1,248,764  8,080,000
(2,702,800)  (10,300) 5,366,900

Net Loss
               (1,367,800)              (1,367,800)

Net change in unrealized gain on securities

 on securities available for sale
                           11,400        11,400

Balance, December 31, 1995       --- 	1,248,764 $8,080,000
$(4,070,600) $1,100 $4,010,500

See  accompanying notes to consolidated financial statements.

Note 1:

Summary of Significant Accounting Policies Basis of
Presentation:

The accounting and reporting policies of Marathon Bancorp (the Company) and its wholly owned subsidiary, Marathon National Bank (the Bank), are in accordance with generally accepted accounting principles and conform to practices within the banking industry. Nature of Operation: The Bank maintains a single branch office and corporate headquarters located in the west side of Los Angeles city. The Bank offers a wide range of commercial banking services primarily to professionals and small to medium size companies located throughout the greater Los Angeles area. Principles of Consolidation: The consolidated financial statements include the accounts of the Company and the Bank, after elimination of all material intercompany transactions and
balances. Securities Available for Sale:   Securities that are
to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity, net of income tax effect. Securities held for indefinite periods of time include assets that the Bank intends to use as part of its asset/liability management strategy and that may be sold for liquidity purposes or in response to changes in interest rates, prepayment risks or other factors. Realized gains and losses from the sale of securities available for sale are included in other operating income using the specific identification method. Securities Held to Maturity:
  Investment securities, excluding those held or available for sale, are classified as held to maturity and are carried at cost, adjusted for accretion of discounts and amortization of premiums over the period to maturity using the interest method. Accreted discounts and amortized premiums are included in interest income. At the time of acquisition, the Bank identifies those securities which it does have the positive intent and ability to hold to maturity.

Loans Receivable: Loans are stated at the principal amounts advanced less payments collected, net of unearned income, unamortized deferred loan costs and origination fees, and the allowance for loan losses. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. Direct loan origination costs, net of related loan origination fees, are deferred and recognized as interest income over the term of the loans.

Loans are placed on nonaccrual status when there exists reasonable doubt as to the full and timely collection of either principal or interest or such loans have become contractually past due ninety days with respect to principal or interest. Generally, a loan may be returned to accrual status when principal and interest are brought fully current and when, in management's judgment, such loans are estimated to be collectible as to both principal and interest.

Loans are restructured when the Bank has, for reasons related to borrowers' financial difficulties, granted concessions to borrowers (including reductions of either interest or principal) that it would not otherwise consider, whether or not such loans are secured or guaranteed by others. Allowance for Loan Losses:
The allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential losses. Management's estimates are based on previous and expected loan loss experience, current and projected economic conditions, the composition of the loan portfolio, the value of collateral and other relevant factors. Although management believes the level of the allowance as of December 31, 1995 and 1994 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy and rising interest rates may result in increasing losses that cannot reasonably be predicted at this date. The allowance is increased by provisions for loan losses charged against income and recoveries of previously charged-off loans. Loan losses are charged against the allowance when, in management's judgment, the collectability of the loan is doubtful.Allowance for Loan Losses (Continued): On January 1, 1995. the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. It also provides guidance concerning the measurement of impairment on such loans and the recording of the related reserves. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Bank. Other Real Estate Owned: Other real estate owned (OREO), which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less selling costs. Any loan balance in excess of the fair value of the real estate acquired at the date of foreclosure is charged to the allowance for loan losses. Any subsequent valuation adjustments are charged to provision for other real estate loan losses. Operating income or expenses and gains or losses on disposition of such properties are recorded in current operations under net operating costs of other real estate owned. Premises and
Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.
Leasehold improvements are capitalized and amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter, using the straight-line method. Income Taxes: Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.
A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods. Loss per
Share: Loss per share is computed using the weighted average number of common shares outstanding during the year. Loss per share calculations exclude common share equivalents (stock options), since their affect would be to reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net loss per share was 1,248,764 in 1995, 1994 and 1993. Cash and Cash Equivalents: Cash and cash equivalents, as reported in the Consolidated Statements of Cash Flows, include cash and due from banks and federal funds sold. Recent Accounting Pronouncements: In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995 and encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. The Company has chosen not to adopt the fair value provisions of SFAS No. 123 and will continue accounting for stock compensation awards at their intrinsic value at the date of grant. Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements , and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.



Note 2:

Securities

The following is a summary of data for the major categories of securities as of December 31, 1995 and 1994:

                                                           Total
                                                Estimated

                                                      amortized
        Gross unrealized                 market

                                                           cost
           Gains       Losses                  value

1995

Securities available for sale:

  U.S. Treasury securities -

    Due within one year                          $3,002,100
$5,400           $0            $3,007,500

  Mortgage-backed securities:

    Due within one year                              210,000
 0      (2,700)               207,300

    After one but within five years                 89,700
0      (1,600)                 88,100


299,700               0      (4,300)               295,400

                                                      $3,301,800
     $5,400    $(4,300)           $3,302,900

Securities held to maturity:

  Mortgage-backed securities:

    Due within one year                           $500,200
$0     $(7,200)             $493,000

    After one but within five years           1,367,400
0      (66,500)           1,300,900

    Over five years                                 4,595,100
 0     (230,300)           4,364,800

                                                      6,462,700
             0     (304,000)           6,158,700

  Federal Reserve Bank stock 	                 148,000
0                0                148,000

                                                      $6,610,700
            $0    $(304,000)         $6,306,700

1994

Securities available for sale:

  U.S. Treasury securities -

    Due within one year                      $10,846,100
$0      $(10,300)       $10,835,800

Securities held to maturity:

  U.S. Treasury securities:

    Due within one year                       $4,595,300
$0        (33,800)         $4,561,500

    After one but within five years         3,014,000      0
   (69,200)           2,944,800

                                                      7,609,300
           0         (103,000)           7,506,300

  Mortgage-backed securities:

    Due within one year                          708,000
0           (24,500)             683,500

    After one but within five years       1,129,900        0
       (8,000)          1,121,900

    Over five years                             5,455,300
0        (1,150,700)          4,304,600

                                                      7,293,200
   0        (1,183,200)          6,110,000

  Federal Reserve Bank stock 	              180,000       0
          0               180,000

                                                    $15,082,500
$0       $(1,286,200)       $13,796,300

	U.S. Treasury securities with a carrying value of $300,000 and $1,602,700 at December 31, 1995 and 1994, respectively, were pledged to secure bankruptcy trust deposits. U.S. Treasury securities with a carrying value of $1,002,800 and $1,019,700 were pledged to facilitate the issuance of letters of credit at December 31, 1995 and 1994, respectively.

The actual maturity of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

For the year ended December 31, 1993, gross securities gains were $325,400, and gross losses were $153,500. There were no sales of securities in 1995 or 1994. Net unrealized gain of $1,100 and net unrealized loss of $10,300 on securities available for sale were credited or charged to shareholders' equity in 1995 and 1994, respectively.



In 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report includes a provision that became effective November 15, 1995 and allows companies to transfer securities from the held-tomaturity portfolio to another classification before December 31, 1995 without calling into question their intent to hold other securities to maturity. On December 31, 1995, the Bank transferred U.S. Treasury securities and mortgage- backed securities with fair market values of $3,007,500 and $295,400, respectively, from the held-to-maturity portfolio to the available-for-sale portfolio in accordance with this pronouncement. Net unrealized gain of $1,100 as a result of the transfer was credited to shareholders' equity.



Note 3:

Restrictions on Cash Balances

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During the year ended December 31, 1995, required reserve balances averaged approximately $880,000.



Note 4:

Loans and the Related Allowances for Loan and Real Estate Losses

The following is a summary of the components of loans receivable, net:


   1995                           1994

Commercial loans
$15,488,100          $18,627,300

Real estate loans:

  Interim construction
  0               1,022,000

  Income property
24,987,000             24,879,400

  Residential 1-4 units
8,517,000             10,262,000

    Total real estate loans
33,504,000            36,163,400

Installment loans
1,178,800             1,763,300


50,170,900            56,554,000

Deferred net loan

  origination costs
64,300                  20,600

Allowance for loan losses
(720,100)               (796,500)

Loans receivable, net
$49,515,100            $55,778,100



Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $6,404,500 of loans classified as substandard and $37,100 of loans classified as doubtful at December 31, 1995. In addition to the classified loans, the Bank was also monitoring $4,066,900 of loans which it had designated as listed (special mention) at December 31, 1995.

 At December 31, 1995, nonaccrual loans totaled $523,000 (included as impaired loans below), compared with $564,100 at December 31, 1994. Loans past due ninety days or more and still accruing interest were $1,149,300 at December 31, 1994 and none at December 31, 1995. The reduction in interest income associated with nonaccrual loans was approximately $79,900 in 1995, $47,000 in 1994 and $181,400 in 1993.

At December 31, 1995, the Bank had classified $60,600 of its loans as impaired and recorded the full amount as specific reserve in the allowance for loan losses. In addition, the Bank classified $2,354,900 of its loans as impaired without a specific reserve. Since these loans are collateral dependent and the estimated fair value of the collateral exceeds the book value of the related loans, no specific loss reserve was recorded on these loans in accordance with SFAS No. 114. The average recorded investment of impaired loans during the year ended December 31, 1995 was approximately $2,422,900. Interest income of $60,900 was recognized on impaired loans during the year ended December 31, 1995.

Due to financial difficulties encountered by certain borrowers, the Bank has restructured the terms of certain loans to facilitate loan payments. As of December 31, 1995 and 1994, loans with restructured terms totaled $1,253,900 and $932,000, respectively. The reduction in interest income associated with restructured loan was approximately $25,000 and $11,000, respectively, in 1995 and 1994.

                                                           1995
         1994            1993

	The following is a summary of changes in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993:

Balance, January 1                                    $796,500
$1,500,000   $1,800,000

Provision for loan

  losses
561,100                 0      2,239,900

Loans charged off                                      (740,000)
  (966,000)   (2,827,200)

Recoveries
102,500       262,500        287,300

Balance,     December 31                              $720,100
 $796,500  $1,500,000

	The following is a summary of changes in the valuation allowance of other real estate owned for the years ended
December 31, 1995, 1994 and 1993:


1995            1994            1993

Balance, January 1
$730,600    $1,173,300    $549,900

Provision for  OREO losses 	                      1,147,500
234,400      573,400

Charged off
(511,000)       (677,100)               0

Other, net
           0                  0          50,000

Balance,  December 31                                 $1,367,100
	  $730,600  $1,173,300













Note 5:

Premises and Equipment

The following is a summary of the major components of premises and equipment at December 31, 1995 and 1994:
                       1995            1994

Furniture, fixtures and

 equipment
$1,109,200 $1,114,100

Leasehold improvements
506,500       506,500

  Premises and equipment,  at cost                    1,615,700
  1,620,600

Less accumulated depreciation and amortization    (1,194,800)
(1,111,900)

Premises and equipment, net 	                           $420,900
      $508,700

	Depreciation and amortization expense was $104,600, $113,800, and $136,100 for the years ended December 31, 1995, 1994, and 1993, respectively.



Note 6

Deposits

Interest expense for the years ended December 31, 1995, 1994 and 1993 relating to interest-bearing deposits is set forth as follows:


     1995            1994             1993

Demand,

  interest-bearing
$73,300       $60,400       $59,000

Money market and

  savings
815,800      810,100       997,600

Time certificates of  deposit:

    Under $100,000
256,000       330,800       629,500

    $100,000 and  over
167,400       204,000       401,800

Interest expense  on deposits 	                       $1,312,500
 $1,405,300   $2,087,900



Noninterest-bearing demand deposits included one account relationship which aggregated 14% and 11% of total deposits at December 31, 1995 and 1994, respectively. The account's average balance was 7% and 11% of average total deposits during the years ended December 31, 1995 and 1994, respectively.





























Note 7:

Income Taxes

  	The income taxes provision (benefit) for the years ended
December 31, 1995, 1994 and 1993 is comprised of the following:


1995                  1994                1993

Current taxes:

  Federal                                                     $0
                   $0            $(925,700)

  State
1,600                  1,600                1,600


1,600                1,600            (924,100)

Deferred taxes:

  Federal
(467,900)         (452,800)            456,900

  State
(316,400)            63,000              130,800


(784,300)         (389,800)            587,700

Total:

  Federal
(467,900)           (452,800)          (468,800)

  State
(314,800)               64,600            132,400


$(782,700)          $(388,200)        $(336,400)

Net change in

  valuation  allowance                                 782,700
         388,200                     0

Total
$0                     $0          $(336,400)

	For 1995 and 1994, the deferred tax provisions include valuation reserve of $2,218,300 and $1,433,900, respectively, to offset deferred tax assets as realization of these assets are not fully assured.

For federal income tax purposes, the Company has net operating loss carryforward of approximately $2,871,300 beginning to expire through 2009. For state income tax purposes, the Company has incurred a net operating loss of approximately $4,789,200 which is available as a carryforward through 2001 to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law.



	At December 31, 1995 and 1994, the components of the net deferred tax asset are comprised of the following:


             1995                 1994

Deferred tax liabilities:

  Federal:

      State income tax
  $261,000          153,400

     Tax reserve recapture
141,000                   0

    Other
       34,100           123,700


         436,100           277,100

   State:

    OREO losses
          0             11,500

    Provision for loan losses
        0                     0

    Other
         11,300             64,800


             11,300            76,300


         447,400          353,400

Deferred tax assets:

  Federal:

    AMT credit carryforward
(137,800)       (137,800)

    Federal NOL  carryforward
(976,200)      (738,800)

    Provision for loan losses
(244,800)      (183,900)

    OREO losses
          0         (42,800)

    Provision for REO losses
(464,800)                 0

    Other
     (63,100)       (156,600)


   (1,886,700)   (1,259,900)

  State:

    Provision for loan losses
(81,400)     (109,400)

    State NOL carryforward
(541,200)     (365,600)

    Provision for REO losses
(154,400)                0

    Other
      (2,000)      (52,400)


        (779,000)    (527,400)


     (2,665,700)  (1,787,300)

Net deferred tax (asset)
(2,218,300) (1,433,900)

Less valuation allowance
2,218,300  1,433,900


                   $0              $0



	The income tax liability (asset) at December 31, 1995 and 1994 is comprised of the following:


     1995                    1994

Current liability (asset):

  State
      $0              $(88,000)

Deferred liability (asset):

  Federal
(1,450,600)            (982,700)

  State
(767,700)            (451,200)


(2,218,300)          (1,433,900)

Less valuation allowance                               2,218,300
          1,433,900


           0                        0


        $0             $(88,000)

	The principal reasons for the difference between the federal statutory income tax rate of 35% in 1995, 1994 and 1993, and income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 are as follows:


1995            1994             1993

Tax benefit at

  statutory rate
$(491,000)  $(265,700) $(1,484,500)

Reduction in taxes resulting from:

    Tax-exempt

      income
0                0        (63,200)

    State franchise

      tax net of

      valuation

       allowance
1,100          1,100           1,100

Federal valuation allowance                      467,900
388,100     1,044,200

Loss of state NOL

   carryforward                                           40,000
       41,800       129,900

Surtax  exemption                                         14,000
         7,600         42,000

AMT credit carryforward                                    0
(137,800)               0

Other, net
(32,000)      (35,100)        (5,900)

Provision for tax benefit                                   $0
           $0    $(336,400)



Note 8:

Preferred and Common Shares and Stock Options

	Preferred shares may be issued in one or more series as determined by the Company's Board of Directors, which shall also determine the rights, preferences and restrictions related to any series and increase or decrease the number of shares of any series subsequent to the issuance of shares.

The Company has stock option plans which authorize the issuance of up to 436,822 shares of the Company's unissued common shares to officers, directors and other key personnel. Option prices shall be equal to the fair market value at the date of grant. Options granted under the stock option plan expire not more than ten years after the date of grant and must be fully paid when exercised. Set forth below is the status of options granted, giving retroactive effect to stock dividends declared, if any:


        Number of Shares


1995            1994            1993

Options outstanding, January 1                        353,219
359,646       364,920

Granted at option prices of:

  $1.75 in 1995
50,000                  0                 0

  $1.56 in 1994
0           1,500                  0

  $2.25 to $2.60 in 1993                                    0
            0           4,500

Canceled
(72,408)         (7,927)        (9,774)

Options outstanding, December 31                     330,811
353,219       359,646

Shares available for future grant at December 31 106,011
83,603         77,176

Shares available under stock option plans            436,822
436,822       436,822



	At December 31, 1995, 274,648 shares were exercisable at prices of $2.00 to $7.81 per share. The remaining shares under option become exercisable as follows: 1996 - 13,148; 1997 - 11,715;
1998 - 11,000; 1999 - 10,300; and 2000 - 10,000. The following financial information presents the statements of financial condition of the Company (parent company only) as of December
31, 1995 and 1994 and the related statements of operations and cash flows for the years ended December 31, 1995, 1994 and 1993.



Note 9:

Parent Company Financial Statements

December 31, 	Statements of Financial Condition           1995
                1994

Assets

Cash in Marathon National Bank
$600                 $9,600

Investment in Marathon National Bank                  4,012,800
          5,395,200

Other assets
              0                  43,300


           $4,013,400            $5,448,100

Liabilities and Shareholders' Equity

Accrued expenses
$37,900                 $81,200

Shareholders' equity:

  Preferred shares
             0                          0

  Common shares
8,080,000             8,080,000

  Unrealized gain (loss) on securities available for sale
1,100               (10,300)

  Deficit
   (4,105,600)          (2,702,800)

    Total shareholders' equity
3,975,500            5,366,900


      $4,013,400           $5,448,100

Note 9:  Parent Company Financial Statements (Continued)

Year ended December 31,

Statements of Operations                                    1995
         1994            1993

Operating expenses
$(9,000)    $(12,000)      $(12,800)

 Equity in undistributed net loss

  of Marathon National Bank
(1,393,800)   (635,200)   (3,892,300)

Net loss
$(1,402,800) $(647,200) $(3,905,100)

Year ended December 31,

Statements of Cash Flows                                    1995
         1994           1993

Decrease in cash and cash   equivalents

Cash flows from operating activities:

Cash paid to suppliers and employees                   $(9,000)
 $(12,000)   $(13,500)

Other
           0                0        11,200

  Net cash used by operating activities
(9,000)      (12,000)       (2,300)

Net decrease in cash and cash  equivalents              (9,000)
  (12,000)       (2,300)

Cash at beginning of year
9,600        21,600        23,900

Cash at end of year
$600        $9,600       $21,600

Reconciliation of net loss to net cash

    used  by operating activities

Net loss
$(1,402,800)   $(647,200)   $(3,905,100)

Adjustments to reconcile net loss to net

  cash used by operating activities:

    Equity in undistributed net loss

of Marathon National Bank                              1,393,800
     635,200       3,892,300

    Change in other assets
     0                 0             3,800

    Change in accrued expenses
0                 0             6,700

      Total adjustments
1,396,800        635,200      3,902,800

Net cash  used by

  operating activities
$(9,000)     $(12,000)        $(2,300)



Note 10:

Commitments and Contingent Liabilities

The Bank has a noncapitalized lease commitment covering its banking premises. Minimum rental commitments under this and all other operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1995 are as follows:



Year
Amount

1996
$208,800

1997
399,500

1998
594,100

1999
594,100

2000
594,100

2001 and thereafter                                    990,200


$3,380,800

	On November 14, 1994, the Bank vacated the above banking premises due to severe earthquake damages and moved into another nearby location. Under the terms of the old lease agreement, the Bank has suspended all lease payments until the building is repaired. At this time, the building is in the process of being repaired and is scheduled for occupancy before the end of 1996. The Bank has leased temporary office space under a lease agreement which provides for lease payments of $17,400 per month for six months with nine consecutive one month options to extend the lease. The agreement was amended to extend the lease term for an additional ten months, expiring on March 16, 1996; and three consecutive four month options for extension, if necessary.



	Rent expense was $194,700, $387,300 and $452,200 for the years ended December 31, 1995, 1994 and 1993, respectively. Sublease rental income was $34,700 in 1994.

The Company and the Bank are subject to pending or threatened legal actions which arise in the normal course of business. Based on current information, management is of the opinion that the disposition of all suits will not have a material effect on the Company's consolidated financial statements.

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk which are intended to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are not reflected in the consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statement. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments.

	The following is a summary of contractual or notational amounts of financial instruments with off balance sheet risk as of December 31, 1995 and 1994.

                                                        1995
            1994

Commitments to extend credit      $10,046,000      $9,429,000

Other letters of credit                            84,000
562,000

                                                    $10,130,000
$9,991,000



Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Bank uses the same credit policies in making off balance sheet commitments and conditional obligations as it does for balance sheet instruments. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. The collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial and residential properties.



Note 11:

Regulatory Matters

 The Bank is required to meet certain risk-based capital guidelines and leverage ratios promulgated by the bank regulatory authorities. The risk based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentives to holding liquid, low risk assets. The leverage ratio consists of tangible Tier 1 capital (common shareholders' equity capital less goodwill and other disallowed intangible assets) divided by average total assets.

On September 30, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC) under which the Bank agreed to submit a three year strategic plan by November 1, 1995. The plan included, among other things, the action plans to accomplish the following: a) achieve and maintain the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The plan was accepted be the OCC on January 30, 1996. The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At December 31, 1995, the Company and the Bank had a Tier 1 capital ratio of 7.3 percent and a Tier 1 leverage ratio of 4.9 percent.
 Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or a receiver.

On September 21, 1992, the Company entered into an informal agreement with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends, except with the prior approval of the FRB, and to strengthen certain programs and policies of the Company. The agreement remains in effect after an audit concluded on February 1, 1995.

Under California and federal banking law, dividends paid by the Bank in any calendar year may not, without the approval of the OCC, exceed its net income, as defined, for that year combined with its retained net income for the preceding two years. At December 31, 1995, the Bank could not have declared and paid dividends without the prior approval of the OCC.



Note 12:

Fair Value Information

 The following discussion of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1995 The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.



                Assets                         Carrying Amount
Estimated Fair Value

Cash and due from banks                     $8,450,300
8,450,300

Federal funds sold                               14,400,000
14,400,000

Investment securities:

   Available for sale                               3,302,900
3,302,900

   Held to maturity                                6,610,700
6,306,700

   Loans receivable, net                          49,515,100
  48,817,800

    Accrued interest receivable                   582,200
   582,200

               Liabilities

 Deposits:

   Noninterest-bearing 	                        38,415,000
38,415,000

   Interest bearing                               44,114,900
44,321,000

    Accrued interest payable                    155,600
155,600



The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:



	For cash and due from banks, federal funds sold, and accrued interest receivable and payable, the carrying amount is considered to be a reasonable estimate of fair value due to the short term nature of these investments.



For investment securities, fair values are based on quoted market prices, dealer quotes and prices obtained from an independent pricing service.



The carrying amount of loans receivable is their contractual amounts outstanding, reduced by deferred net loan origination costs, and the allowance for loan losses. Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime rate or other commonly used indexes. As
such, the carrying  	amount of variable rate loans, other than
such loans in nonaccrual status, is considered to be their fair value.



The fair value of fixed rate loans, other than such loans in nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risks characteristics and for the same remaining maturities, reduced by deferred net loan origination costs and the allocable portion of the allowance for loan losses.



Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any changes in borrowers' credit risks since the origination of such loans. Rather, the allowance for loan losses is considered to provide for such changes in estimating fair value.



The fair value of loans on nonaccrual status has not been specifically estimated because it is not practical to reasonably assess the credit risk adjustment that would be applied in the market place for such loans. As such, the estimated fair value of total loans at December 31, 1995 includes the carrying amount of nonaccrual loans.



The amounts payable to depositors for demand, savings, and money market accounts are considered to be stated at fair value. The fair value of fixed-rate certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.



Fair values for commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties credit standing. The fair values of these instruments are not material at December 31, 1995.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented above.































































Independent Auditors' Report

 The Board of Directors and Shareholders, Marathon Bancorp

     We have audited the accompanying consolidated statements of financial condition of Marathon Bancorp and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of Marathon Bancorp's management. Our responsibility is to express an opinion on these consolidated
financial statements based on our audits.     We conducted our
audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that
our audits provide a reasonable basis for our opinion.     In
our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marathon Bancorp and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting
principles.     As discussed in Note 11 to the consolidated
financial statements, Marathon Bancorp and its wholly owned subsidiary, Marathon National Bank (the "Bank"), entered into an informal regulatory agreement with the Federal Reserve Bank of San Francisco and a formal agreement with the Office of the Comptroller of the Currency (the "OCC"), respectively, that require them to meet certain requirements. At December 31, 1995, the Bank did not meet the minimum capital requirements
prescribed by the formal agreement with the OCC.   Failure on
the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or a receiver. The financial statement impact, if any, that might result from the failure of Marathon Bancorp or the Bank to comply with the agreements cannot presently be determined. Accordingly, no adjustments that may result from the ultimate resolution of this uncertainty have been made in the accompany consolidated financial statements.

 Los Angeles, California February 23, 1996



























Market Prices for Common Shares

     Marathon Bancorp's common shares are traded over-the-counter. Set forth below are the high and low market prices for each quarterly period during the two years ended December 31, 1995 and 1994, as provided by the principal market maker in the Company's common shares, GBS Financial (Burford Capital).




	Market prices for the Company's common shares 	High Low

	1995

	Fourth quarter 						$4.13 	$2.13

	Third quarter 						2.75 	2.13

	Second quarter 					2.19 	1.50

	First quarter 						1.88 	1.50

	1994

	Fourth quarter					 	$2.06 	$1.13

	Third quarter 						1.75 	1.00

	Second quarter 					2.25 	1.25

	First quarter 						2.00 	1.50

























































Officers and Directors - Marathon Bancorp

Nick Patsaouras			 	Consulting Electrical Engineer  Chairman

Robert J. Abernethy				President, American Standard Development
Co.

Frank W. Jobe, M.D.				Physician, Orthopedic Surgeon

C. Thomas Mallos				President, C. Thomas Mallos Accountancy
Corp.  Chief Financial Officer

John Maloney					President & Chief Executive Officer,

President and Chief Executive Officer     	Marathon Bancorp and
Marathon National Bank

Robert L. Oltman

Secretary					President, Oltman Management Company  Ann
Pappas						Restaurateur

Michael V. Reyes				President, Urban Pacific Group



Officers - Marathon National Bank

John Maloney                     	       		President and Chief
Executive Officer

T. J. Herles   		                     		Executive Vice President
and Senior Credit Officer Adrienne Caldwell
        	Senior Vice President and Chief Oper. & Admin.

						Officer

Daniel L. Erickson	                      		Senior Vice President
and Chief Financial Officer David Ross
    		Senior Vice President

Edward Myska                                 		Senior Vice
President



Certified Public Accountants           		Deloitte & Touche

Corporate Counsel                      		Jeffer, Mangels, Butler
& Marmaro

Stock Transfer Agent                   		First Interstate Bank
of California

Principal Market Maker			GBS Financial (Burford Capital)

						Scott Burford or Randall Kinoshita

						(800) 765-5558

Investor Information

Additional information about the Company,		Daniel L. Erickson -
Investor Relations including a copy of the Company's Form
10-K,	Marathon National Bank as filed with the Securities and
Exchange 	11444 West Olympic Boulevard Commission, may be
obtained by contacting:	Los Angeles, California 90064	(310)
996-9100

Notice of Annual Meeting               	 The Annual Meeting of
shareholders will be	The lobby of Marathon National Bank held on
Monday, June 17, 1996 at 4:00 p.m.:	11444 West Olympic Boulevard

					Los Angeles, California 90064

NOTES













				EXHIBIT 21.EXHIBIT 21.

			 SUBSIDIARIES OF MARATHON BANCORP

Marathon National Bank, incorporated under the laws of the United States.

 Marathon Bancorp Mortgage Corporation, (an inactive subsidiary), incorporated under the laws of California.































































































										EXHIBIT 23.





INDEPENDENT AUDITOR'S CONSENT





Board of Directors and Shareholders

Marathon Bancorp.

Los Angeles, California



We consent to the incorporation by reference in Registration Statement Nos. 2-90321 and 33-40408 on Form S-8 of Marathon Bancorp. and subsidiary of our report dated February 23, 1996, which report includes an explanatory paragraph relating to certain regulatory matters discussed in footmote 11, appearing in and incorporated by reference in the Annual Report on Form 10-KSB for the year ended December 31, 1995.







DELOITTE & TOUCHE, LLP

Los Angeles, California

\pril 15, 1996































































































					EXHIBIT 99.1





















































































SCHEDULE 14A INFORMATION

Proxy Statement Pursuant to Section 14(a) of the Securities
Exchange Act of 1934

(Amendment No................................)

	Filed by the Registrant

Filed by a Party other than the Registrant

Check the appropriate box:

Preliminary Proxy Statement Confidential, for Use of the
Commission Only (as permitted by Rule 14a-6(c)(2) Definitive
Proxy Statement Definitive Additional Materials Soliciting
Material Pursuant to 240.1a-11(c) or 240.(4a-12)

<Body
Text>............................................................
 .....
 ................................................................
 . ............................... (Name of Registrant as
Specified in Its Charter)

<Body
Text>...........................................................
 .....
 ................................................................
 . ............................... (Name of Person(s) Filing
Proxy Statement)

Payment of Filing Fee (check the appropriate box):

 $125 per Exchange Act Rules O-11(c)(1)(ii), 14a-6(i)(2) or Item
22(a)(2) of Schedule 14A. $500 per each party to the controversy pursuant to Exchange Act Rule 14a-6(i)(3) Fee computed on Table below per Exchange Act Rules 14a-6(i)(4) and )-11.

	1) Title of each class of securities to which transaction applies:

<Body
Text>............................................................
 .....
 ................................................................
 . ...................

2) Aggregate number of securities to which transaction applies:

<Body
Text>............................................................
 .....
 ................................................................
 . .................

3) Per unit price or other underlying value of transaction computed pursuant to Exchange

   Act Rule O-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):

<Body
Text>............................................................
 .....
 ................................................................
 . ....................

4) Proposed maximum aggregate value of transaction:

<Body
Text>............................................................
 .....
 ................................................................
 . ....................

5) Total fee paid:

<Body
Text>............................................................
 .....
 ................................................................
 . .................... Check box if any part of the fee is
offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

	1) Amount Previously
Paid:............................................................
 ..............................................

2) Form Schedule or Registration Statement
No:..............................................................
 ............

3) Filing
Party:...........................................................
 ................................................................
 . ...

4) Date
Filed:...........................................................
 ................................................................
 . ....
MARATHON BANCORP 11444 West Olympic Boulevard Los Angeles,
California 90064 (310) 996-9100

NOTICE OF ANNUAL MEETING OF SHAREHOLDERS To Be Held June  17,
1996

 TO THE SHAREHOLDERS OF MARATHON BANCORP:

	NOTICE IS HEREBY GIVEN that, pursuant to its Bylaws and the call of its Board of Directors, the Annual Meeting of Shareholders (the "Meeting") of Marathon Bancorp (the "Company") will be held on Monday, June 17, 1996, at 4:00 p.m., at the Company's executive offices, 11444 West Olympic Boulevard, 9th
Floor, Los Angeles, California 90064, for the following purposes, as set forth in the attached Proxy Statement:

	1. Election of Directors. To elect seven persons to the Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and have qualified. The Board of Directors has nominated the following persons to serve as directors:

		Robert J. Abernethy	Robert L. Oltman

	Frank W. Jobe, M.D.	Ann Pappas

	John J. Maloney	Nick Patsaouras

	C. Thomas Mallos

 	2. Other Business. To transact such other business as may properly come before the Meeting and at any and all adjournments thereof.

	Only those shareholders of record at the close of business on May 3, 1996, are entitled to notice of, and to vote at the Meeting or any adjournments thereof.


        By Order of the Board of Directors




Robert L. Oltman,

	                                                     Secretary

Los Angeles, California May 15, 1996

IT IS IMPORTANT THAT ALL SHAREHOLDERS VOTE. WE URGE YOU TO SIGN AND RETURN THE ENCLOSED PROXY AS PROMPTLY AS POSSIBLE, REGARDLESS OF WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING IN PERSON. THE GIVING OF THIS PROXY WILL NOT AFFECT YOUR RIGHT TO VOTE IN PERSON IN THE EVENT YOU FIND IT CONVENIENT TO ATTEND.
IN ORDER TO FACILITATE THE PROVIDING OF ADEQUATE ACCOMMODATIONS, PLEASE INDICATE ON THE PROXY WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING. MARATHON BANCORP 11444 West Olympic Boulevard Los Angeles, California 90064 (310) 996-9100

PROXY STATEMENT ANNUAL MEETING OF SHAREHOLDERS

June 17, 1996



This Proxy Statement is furnished in connection with the solicitation of proxies for use at the Annual Meeting of Shareholders (the "Meeting") by the Board of Directors of
Marathon Bancorp (the "Company"), to be held on Monday, June 17,
1996, at 4:00 p.m., at the Company's executive offices, 11444
West Olympic Boulevard, 9th Floor, Los Angeles, California
90064, and at any and all adjournments thereof.

	This Proxy Statement and the accompanying Notice and Proxy were mailed to shareholders on or about May 15, 1996. The Company's
Annual Report to Shareholders, including financial statements for its fiscal year ended December 31, 1995, is included with this Proxy Statement. The Annual Report is not part of the proxy materials.

Matters to be Considered

     The matters to be considered and voted upon at the Meeting will be:

	1.  Election of Directors.  To elect seven persons to the Board
of Directors to serve until the next 		     Annual Meeting of
Shareholders or until their successors are elected and have qualified.

	2.  Other Business.  To transact such other business as may
properly come before the Meeting 		     and at any and all
adjournments thereof.

Revocability of Proxies

	A Proxy is enclosed for use at the Meeting. Any Proxy given may be revoked by a shareholder at any time before it is exercised by filing with the Secretary of the Company a notice in writing revoking it or by duly executing a Proxy bearing a later date. It may also be revoked by attendance at the Meeting and election to vote thereat. Subject to such revocation, all Proxies duly executed and received prior to or at the time of the Meeting will be voted by the Proxy Holders in accordance with the instructions on the Proxy. If no instruction is specified with respect to a matter to be acted upon, the shares represented by the Proxy will be voted "FOR" the election of the nominees for directors set forth herein. It is not anticipated that any matters will be presented at the Meeting other than as set forth in the accompanying Notice of the Meeting. If, however, any other matters are properly presented at the Meeting, the Proxy will be voted in accordance with the best judgment and in the discretion of the Proxy Holders.

Solicitation of Proxies

	This solicitation is being made by management of the Company and the Company will bear the costs of this solicitation, including the expense of preparing, assembling, printing and mailing this Proxy Statement and the material used in this solicitation of Proxies. It is contemplated that Proxies will be solicited principally through the mails, but directors, officers and regular employees of the Company may solicit
Proxies personally or by telephone, for which they will receive no additional compensation. Although there is no formal agreement to do so, the Company may reimburse banks, brokerage houses and other custodians, nominees and fiduciaries for their reasonable out-of-pocket expenses in connection with forwarding these proxy materials to their principals. In addition, the Company may pay for and utilize the services of individuals or companies not regularly employed by the Company in connection with the solicitation of Proxies if the Board of Directors of the Company determines that this is advisable.

 Outstanding Securities and Voting Rights

	Holders of the Company's common stock, no par value (the "Common Stock"), of record at the close of business on April 22, 1996, will be entitled to vote at the Meeting. There were issued and outstanding 1,248,764 shares of Common Stock on May
3, 1996.   The Company's Articles of Incorporation also
authorize the issuance of up to 1,000,000 shares of Preferred Stock, of which no shares are presently issued and outstanding.

	A majority of the shares of Common Stock outstanding is necessary to constitute a quorum for the Meeting. Each holder of Common Stock will be entitled to one vote, in person or by proxy, for each share of Common Stock standing in his or her name on the books of the Company as of the record date for the Meeting on any matter submitted to the vote of the shareholders, except that in connection with the election of directors, the shares are entitled to be voted cumulatively if a shareholder present at the Meeting has given notice at the Meeting prior to the voting of his or her intention to vote his or her shares cumulatively. If any shareholder has given such notice, all shareholders may then cumulate their votes for candidates placed in nomination prior to the voting. If cumulative voting procedures are used at the meeting for election of the directors, the Proxy Holders will exercise their authority to cumulate votes represented by proxies held by them. Cumulative voting entitles a shareholder to cast as many votes for one nominee as is equal to the number of directors to be elected, multiplied by the number of shares owned by such shareholder, or to distribute his or her total votes on the same principle between two or more nominees as he or she sees fit. In the election of directors, the seven candidates receiving the highest number of votes will be elected.

Principal Shareholders

	The following table sets forth certain information as of May 3, 1996, concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each of the Directors of the Company; and
(iii) the officers and Directors of the Company as a group:



                                                Name of
Beneficial Owner  	Amount and Nature of Beneficial Ownership

                      Percent of  Class



Shareholders other than Directors:

Carl Edward Lindros 					(1)  	 		 	   7.73%

Directors (2):

Robert J. Abernethy 					136,975 	(3) 	(4) 	 10.71%

Frank W. Jobe, M.D.  	 						(5) 	 	5.63%

C. Thomas Mallos  					77,610 	(3) 	 	  6.07%

John Maloney  					4,000 	(6) 		 	.32%

Robert L. Oltman 	 						(3) 	(7) 	11.01%

Ann Pappas 						 90,252 	(3) 	(8) 	  7.06%

Nick Patsaouras     					81,827 	(9) 	(10) 	6.48%

Michael V. Reyes  					 67,845 	(3) 	(11) 	5.31%

Executive Officers:

Adrienne Caldwell 	 					 7,842 	(12) 	 	 .62%

Daniel L. Erickson 					1,000 	(13)  		 	.04%

T. J. Herles     						40,880 	(14) 	 	3.18%



All Officers and Directors as a group (11 persons)
721,973 	 (15) 	 47.84%

 (1)	The address of Mr. Lindros is in care of Santa Barbara
Securities, 200 Carrtilo Street, Santa		Barbara, CA  93101.  Mr.
Lindros indicated in filings with the Securities and
Exchange		Commission that he is the sole beneficial owner and
holds sole voting power with respect to the		shares listed
above.

(2)	The address of each of these directors is in care of the
Company, 11444 West Olympic 		Boulevard, Los Angeles, California
90064.

	Except as otherwise noted below, each nominee directly or
indirectly has sole or shared voting 		and investment power with
respect to the shares listed above.

(3)	For each person indicated above, includes 29,676 shares of
Common Stock which each of these		persons has the right to
acquire within 60 days of April 24, 1995, by the exercise of
stock options		vested pursuant to the Company's 1983 Stock
Option Plan and the 1990 Non-Qualified Stock		Option Plan. See
"DIRECTORS AND EXECUTIVE OFFICERS -- Stock Option Plans."
The		exercise price of the options granted under the 1983 Stock
Option Plan are $5.78 per share and		the exercise price of the
options granted under the 1990 Non-Qualified Stock Option Plan
are		$5.36 per share.  No options under either plan have been
exercised.

(4)	Includes 2,276 shares owned by American Standard Development
Corporation, of which Mr.		Abernethy is President.

(5)	Includes 19,990 shares of Common Stock which Dr. Jobe has
the right to acquire within 60 days		of April 24, 1995, by the
exercise of stock options vested pursuant to the Company's
1986		Non-Qualified Stock Option Plan and the 1990 Non-Qualified
Stock Option Plan.  See		"DIRECTORS AND EXECUTIVE OFFICERSStock
Option Plans."

(6)	Does not Include 50,000 shares of Common Stock which were
issued to Mr. Maloney on 		January 18, 1995, pursuant to the
Company's 1990 Non-Qualified Stock Option Plan.  See		"DIRECTORS
AND EXECUTIVE OFFICERS -- Stock Option Plans."  Mr. Maloney will
not		be eligible to exercise his right to acquire any portion of
the stock until January 18, 1996.

(7)	Includes 140 shares owned by the Oltman Management
Corporation, of which Mr. Oltman is		President.

(8)	Includes 1,898 shares owned by the Parasol Restaurant, Inc.

(9)	Includes 374 shares held by Mr. Patsaouras as custodian for
his minor children.

(10)	Includes an additional 43,917 shares which Mr. Patsaouras
has the right to acquire within 60		days after April 24, 1995,
by the exercise of stock options vested pursuant to the
Company's		1983 Stock Option Plan and the 1990 Non-Qualified
Stock Option Plan.  See "DIRECTORS		AND EXECUTIVE OFFICERSStock
Option Plans."

(11)	Includes 9,494 shares held by Mr. Reyes in joint tenancy
with Margarita Lopez.

(12)	Includes 7,842 shares which Mrs. Caldwell has the right to
acquire within 60 days of April 24,		1995, by the exercise of
stock options vested pursuant to the Company's 1983 Stock Option
Plan		and the 1990 Non-Qualified Stock Option Plan. See
"DIRECTORS AND EXECUTIVE		OFFICERS -- Stock Option Plans."

(13)	Includes 500 shares which Mr. Erickson has the right to
acquire within 60 days of April 24,		1995, by the exercise of
stock options vested pursuant to the Company's 1990
Non-Qualified		Stock Option Plan.  See "DIRECTORS AND EXECUTIVE
OFFICERS -- Stock Option Plans."

(14)	Includes 39,776 shares which Mr. Herles has the right to
acquire within 60 days of April 24,		1995, by the exercise of
stock options vested pursuant to the Company's 1983 Stock Option
Plan		and the 1990 Non-Qualified Stock Option Plan. See
"DIRECTORS AND EXECUTIVE		OFFICERS -- Stock Option Plans."

(15)	Includes an aggregate of  260,405 shares of Common Stock
which the officers and Directors		have the right to acquire
within 60 days of April 24, 1995, by the exercise of stock
options vested		pursuant to the Company's 1983 Stock Option
Plan, 1986 Non-Qualified Stock Option Plan and		1990
Non-Qualified Stock Option Plan, as approved by the shareholders
of the Company on		April 23, 1990.  See "DIRECTORS AND EXECUTIVE
OFFICERS -- Stock Option Plans." DIRECTORS AND EXECUTIVE OFFICERS

Election of Directors

	The Company's Directors are elected annually to serve until the next Annual Meeting of Shareholders or until their successors are elected and have qualified. The Bylaws of the Company provide that the number of Directors shall be not less than seven, nor more than twelve, until changed by a bylaw amending
Section 3.02 of the Company's Bylaws, duly adopted by the vote or written consent of the Company's shareholders. The Bylaws further provide that the exact number of Directors shall be fixed from time to time, within the foregoing range, by a bylaw or amendment thereof duly adopted by the vote or written consent of the Company's Board of Directors. The number of Directors currently is fixed at eight.

	The persons named below, all of whom are present members of the Board of Directors of the Company, will be nominated for election to serve until the next Annual Meeting of Shareholders or until their successors are elected and have qualified. Each of these persons is also a member of the Board of Directors of the Company's wholly-owned subsidiary, Marathon National Bank
(the "Bank"). Unless otherwise directed by Shareholders, the Proxy Holders will vote all shares represented by Proxies held by them for the election of the maximum number of the following nominees. In the event that any of the nominees should be unable or unwilling to accept nomination for election as a director, it is intended that the Proxy Holders will vote for the election of such substitute nominees, if any, as shall be designated by the Board of Directors. The Board of Directors has no reason to believe that any nominee will be unable or unwilling to serve if elected to office.

	The following table sets forth certain information as of May 3, 1996, with respect to those persons nominated by the Board of Directors for election as Directors based on data furnished by such nominees:



										Year First

									Elected or	               						Principal Occupation

	Appointed 	           Name and Title    	Age			For Past Five
Years		As Director



Robert Abernethy	56			President, American 		  1983

Director					Standard Development

						Company

Frank W. Jobe, M.D. 	70			Orthopedic Surgeon	 	 1985

Director

C. Thomas Mallos	59			President, C. Thomas 		  1982

Chief Financial 				Mallos Accountancy

Officer and       				Corporation 					Director

John J. Maloney	51			President and Chief 	  	  1995

President          				Executive Officer,

and Director					Marathon Bancorp,

						Marathon National Bank

Robert L. Oltman	58			President, Oltman		  1982

Secretary and					Management

Director					Corporation

Ann Pappas   		67			Restaurateur		  1982

Director

Nick Patsaouras	52			President, Nick	  1982

Chairman of the				Patsaouras & Assoc.

Board         					Chairman of the Board

				          		Marathon Bancorp,

						Marathon National Bank

Michael V. Reyes	39			President, Urban     	  1983

Director					Pacific Development

						Corporation

Committees and Attendance at Board Meetings

	Each nominee is also a Director of the Bank. The Company has no standing compensation, audit and nominating committee.

	During the fiscal year ended December 31, 1995, the Board of Directors of the Company and the Board of Directors of the Bank held 12 meetings each. Each of the persons who is a nominee and was a Director of the Company during 1995 attended at least 75% of the total number of such Board meetings.

Compensation of Executive Officers and Directors

	Executive Compensation

	The following table sets forth the aggregate cash compensation for services in all capacities during the fiscal year ended
December 31, 1995: (a) to the Company's Chief Executive Officer and to each executive officer whose aggregate compensation exceeded $60,000, and (b) to all executive officers of the Company as a group:



Summary Compensation Table



		 		                    ____          Annual  Compensation  _

Name and Principal Position

All Executive Officers as a
                                Other Annual

group (4 persons)                               Age   Year
Salary       Bonus (1)     Compensation (2)

John Maloney (3)

President & Chief Executive Officer 	51      1995    $150,000
  0                $6,000


1994      $29,090       0                   $629

 Timothy J. Herles Executive Vice

 President & Chief Credit Officer 	54       1995    $100,000
 0                $8,400


1994        91,622         0                 8,400


1993      111,037         0                 8,400

Daniel L. Erickson (4) Senior

Vice President &

 Chief Financial Officer 		51        1995     $80,000      0
            4,200


1994        80,000          0                   4,200


1993       36,140          0                    1,547

 Adrienne Caldwell Senior Vice

President & Chief Operating Officer

 & Chief Administrative Officer 	53 	1995        $75,320
0               $4,200

						1994          73,236          0                 4,200

						1993           70,320          0                4,200



(1)	Effective February 3, 1993, the Board of Directors approved
a new Bonus program.  See "1993 Bonus Program."		No bonuses were
granted in 1994 or 1995.

(2)	Business expense compensation.

(3)	John Maloney has been the President of the Company and the
Bank, and Chief Executive Officer of the Bank since		October
1994.  Mr. Maloney's compensation agreement provides for an
annual base salary of $150,000 and			annual business expense
compensation of $6,000. (4)	Daniel Erickson has been the Senior
Vice President and Chief Financial Officer of the Bank since
July 1993. 		Mr. Erickson's compensation agreement provides for
an annual salary of $80,000, and annual business
expense		compensation of $4,200.

There has been no issuance of long term compensation granted in the last three years to the above stated officers.

Director Compensation

	During 1995, each non-employee director received $200 per meeting for his or her attendance at all special or committee meetings of the Bank, and $1,000 per Board meeting. The maximum a Director can receive for attendance at Board and/or Committee meetings is $2,000 per month.

Certain Transactions

	Some of the directors and executive officers of the Company and its subsidiaries, and the companies with which they are associated were customers of, and had banking transactions with, the Bank in the ordinary course of their businesses during 1995 and the Bank expects to have such banking transactions in the future. No loans and commitments to lend were included in such transactions.

Bonus Program

	On February 3, 1993, Marathon's Board of Directors adopted a new bonus program to replace the bonus program in existence through 1992. The Board of Director's determined that adopting such a program was a necessary element in achieving Marathon's goals of increasing profitability, reducing problem assets and laying a founding for future profitability and stability.

	The 1993 Bonus Plan establishes bonuses for the six most senior executive officers of the Bank based on whether the Bank achieves specific goals in increases in pre-tax income, increases in outstanding loans and reduction of criticized assets. The Plan sets a target level for each component and weighs each component of the Plan toward the determination of the available bonuses. The Plan also sets minimum targets which must be met for any bonuses, and sets maximum bonuses that can be earned in any one year.

	The Plan provides that 75% of the bonus to each individual will be paid in January upon the receipt of preliminary statements, with the balance due upon approval by the Board of Directors subsequent to receipt of audited financial statements. The
Board also anticipates reviewing salaries and setting new targets for the Bonus Plan at that time.

Stock Option Plans

1983 Stock Option Plan

     The Company's 1983 Stock Option Plan (the "1983 Option Plan") was adopted by the Company's Board of Directors on May 9, 1983, and approved by the shareholders of the Company at the Annual Meeting of Shareholders on April 9, 1984. The 1983 Option Plan provides for the issuance of shares of the Company's Common Stock pursuant to the exercise of stock options to purchase up to 361,762 shares of the Company's Common Stock.

      The purpose of the 1983 Option Plan is to give directors, officers and key employees of the Company and its subsidiaries a greater personal interest in the success of the Company and an added incentive to continue to advance in their employment or other service to the Company and its subsidiaries. The 1983 Option Plan authorizes the granting to such persons of both incentive stock options, within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, (the "Code") and non-qualified options, described in Treasury Regulation 1.83-7 to which Section 421 of the Code does not apply to purchase authorized but unissued shares of the Company's Common Stock.

     The 1983 Option Plan is administered by the Board of Directors, which determines to whom Options are granted and the terms of each Option. Options are exercisable in such installments and upon such conditions as the Board of Directors shall determine, but in no event before one year of continuous service as a director or employee of the Company or subsidiary has elapsed. Options granted under the Option Plan expire not more than ten years from the date of grant. The purchase price of any shares must be paid in full at the time of purchase, in cash or in the Common Stock of the Company having an aggregate fair market value equal to the purchase price. As of April 22, 1996, there were Options outstanding to purchase 145,958 shares under the 1983 Stock Option Plan. At December 31, 1995, approximately 13 persons participated in the 1983 Stock Option Plan.

	At the 1990 Annual Meeting of Shareholders, the shareholders approved certain amendments to the 1983 Stock Option Plan, providing for the exercise of options in the event of a change in control of the Company.

	At the 1992 Annual Meeting of Shareholders, the shareholders approved certain amendments to the 1983 Stock Option Plan, authorizing the Board of Directors to extend the terms of options granted under the plan up to five years. As of December
31, 1992, the Board of Directors had taken action to extend the options of Messrs. Abernethy, Mallos, Oltman, Patsaouras, Reyes, Herles, and Mrs. Pappas and Caldwell by five years.

	During the period January 1, 1995 to December 31, 1995, no options were granted and no options were exercised pursuant to the 1983 Stock Option Plan. The Board of Directors has elected not to issue additional options under the 1983 Stock Option Plan.

1986 Stock Option Plan

	The Company's 1986 Non-Qualified Stock Option Plan (the "1986 Option Plan") was adopted by the Board of Directors on March 17, 1986, and amended by the Board of Directors on March 16, 1987.
The 1986 Option Plan provides for the issuance of shares of the Company's Common Stock pursuant to the exercise of stock options to purchase up to 54,258 shares of the Company's Common Stock to non-employee directors of the Company. The 1986 Option Plan is administered by a committee comprised of Messrs. Abernethy and Reyes, who are not eligible to receive options or additional options under either the 1983 or 1986 Option Plans. The maximum number of shares of Common Stock that may be issued under the 1986 Option Plan on account of any one Optionee may not exceed
15,915 shares. Further, the 1986 Option Plan states that a non-employee director may only receive one grant of options. The exercise price per share may not be less than 100% of market value on the date of grant. The 1986 Option Plan will expire on March 17, 1996, unless terminated earlier by the Company's Board of Directors. As of April 22, 1996, there were options outstanding to purchase 4,555 shares of the Company's Common
Stock pursuant to the 1986 Option Plan.

 	During the period January 1, 1995 to December 31, 1995, no options were granted and no options were exercised pursuant to the 1986 Stock Option Plan. The Board of Directors has elected not to issue additional options under the 1986 Stock Option Plan.

     1990 Stock Option Plan

     The Company's 1990 Stock Option Plan (the "1990 Option
Plan") was adopted by the Company's Board of Directors on March
19, 1990, and approved by the shareholders of the Company at the Annual Meeting of Shareholders on April 23, 1990.

     The purpose of the 1990 Option Plan is to provide a means to attract and retain competent personnel and to provide to participating officers and other key employees ("Eligible Persons") long-term incentives for high levels of performance and unusual efforts to improve the financial performance of the Company.

     The officers and other key employees of the Company may be designated by the Board of Directors of the Company to receive Incentive Stock Options or Non-Qualified Stock Options ("Options"). The 1990 Option Plan does not specify the number of Options which may be granted to a particular participant or group of participants. On the date of adoption of the 1990 Option Plan, the maximum aggregate number of shares issuable pursuant to Options was 416,021. It is the intent of the Board of Directors, however, to reduce the number of shares issuable pursuant to Options by the number of shares issued pursuant to the exercise of Options granted under the Company's 1983 Stock Option Plan and 1986 Stock Option Plan, so that the maximum number of shares which may be granted under all of the Company's Stock Option Plans does not exceed 436,822 shares.

     The 1990 Option Plan will terminate on March 19, 2000, and no Options may be granted after that date. The Board of Directors or the Committee may at any time amend, suspend, or terminate the 1990 Option Plan; provided, however, that neither the Board nor the Committee may without stockholder approval, change the class of persons eligible to receive Options, materially increase the benefits accruing to participants, or increase the number of shares of Common Stock subject to the 1990 Option Plan. The 1990 Option Plan specifically provides that the Board may amend the 1990 Option Plan in any manner consistent with the Securities Act of 1933, the Securities Exchange Act of 1934, the Internal Revenue Code of 1986, or any rules or regulations promulgated thereunder. Neither the Board of Directors nor the Committee may amend, suspend or terminate the 1990 Option Plan without the consent of the affected participants if such action would adversely affect outstanding Options. Upon the occurrence of an event constituting a change in control for purposes of the 1990 Option Plan, all Options shall become immediately exercisable.

	During the period January 1, 1995 to December 31, 1995, no options were granted.

FILINGS BY AFFILIATES

	Mr. Robert L. Oltman filed a Form 5 with the Securities
Exchange Commission in respect to ownership or transfer of stock in the Company.

 INDEPENDENT PUBLIC ACCOUNTANTS

	The Company has selected Deloitte & Touche, as its independent public accountants for the fiscal year ending December 31, 1996. Deloitte & Touche audited the Company's financial statements for the year ended December 31, 1995. All professional services rendered by Deloitte & Touche during 1995 were furnished at customary rates and terms. Representatives of Deloitte & Touche will be present at the Meeting and will be available to respond to appropriate questions from shareholders and, if they so desire, to make a statement.

 ANNUAL REPORT

	Marathon Bancorp's Annual Report accompanies this Proxy Statement. The Annual Report contains consolidated financial statements of the Company and its subsidiary and the report thereon of Deloitte & Touche, independent certified public accountants.



UPON WRITTEN REQUEST OF ANY PERSON ENTITLED TO VOTE AT THE MEETING, ADDRESSED TO JOHN MALONEY, IN CARE OF THE COMPANY AT 11444 WEST OLYMPIC BOULEVARD, LOS ANGELES, CALIFORNIA 90064, THE COMPANY WILL PROVIDE WITHOUT CHARGE A COPY OF ITS ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 1995 INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934.

 PROPOSALS OF SHAREHOLDERS

	Under certain circumstances, shareholders are entitled to present proposals or nominate Directors for election at shareholders' meetings. Any such proposal for nomination of Directors to be included in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders must be submitted by a shareholder to the Company's executive offices prior to February 17, 1997, in a form that complies with applicable regulations. OTHER BUSINESS

	The Board of Directors knows of no other business to be presented for consideration at the Meeting other than as stated in the Notice of the Meeting. If, however, other matters are properly brought before the Meeting, it is the intention of the persons named in the accompanying form of Proxy to vote the shares represented thereby in accordance with their best judgment and in their discretion, and authority to do so is included in the Proxy.

DATED: May 15, 1996
                                        MARATHON BANCORP


                                        John Maloney