Form 10-Q
period 1996-03-31
MARATHON BANCORP
filed 1996-05-23
CIK 718446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10- QSB

1



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

1

                  For the quarterly period ended
        March 31, 1996




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



      As of May 1, 1996, there were 1,248,764 shares of no par
Common Stock issued and outstanding.

Consolidated Statements of Financial Condition
                                                    Marathon
Bancorp and Subsidiary

                              	           March 31,       December 31,
(Unaudited)                                   	1996            	1995

Assets

Cash and due from banks                      	  $8,065,300 	$8,450,300

Federal funds sold                             	20,500,000 	14,400,000

        Cash and cash equivalents              	28,565,300 	22,850,300

Interest-bearing deposits
 with financial institutions                      	695,000    	497,000

Securities available for sale                   	1,186,500  3,302,900

Securities held to maturity (aggregate market value of
$5,983,900 in 1996 and $6,306,700 in 1995)      	6,573,000 	6,610,700

Loans receivable, net                          	49,082,600 	49,515,100

Other real estate owned, net                    	2,254,600 	2,654,400

Premises and equipment, net 	                      475,500 	420,900

Accrued interest receivable                       	418,800 	582,200

Other assets                                      	453,100 	321,100

                                              	$89,704,400 	$86,754,600



Liabilities and Shareholders' Equity

Deposits:

     Demand, noninterest-bearing 	              $41,778,200 	$38,415,000

     Demand, interest-bearing                    	6,282,000 	7,868,100

     Money market and savings                   	28,637,300 	27,167,000

     Time certificates of deposit:

        Under $100,000                           	5,897,500 	5,779,400

        $100,000 and over 	                       2,787,000 	3,300,400

     Total deposits 	                            85,382,000 	82,529,900

Accrued interest payable                           	117,600 	93,600

Other liabilities                                  	253,700 	155,600

        Total liabilities 	                      85,753,300 	82,779,100

Commitments and contingencies

Shareholders' equity:

     Preferred shares - no par value, 1,000,000 shares authorized,

         no shares issued and outstanding                	0 	0

     Common shares - no par value, 9,000,000 shares authorized,


1,248,764 shares issued and outstanding          	8,080,000   	8,080,000

     Deficit                                     (4,127,100) 	(4,105,600)

     Net unrealized gain (loss) on securities available for sale
                                                     (1,800) 	    (1,100)

        Total shareholders' equity               	3,951,100 	  3,975,500

                                                	$89,704,400 	$86,765,600



See accompanying notes to unaudited consolidated financial statements.
Consolidated Statements of Operations

Marathon Bancorp and Subsidiary

                                        	 	Three months ended 	March 31,

                                           ((Unaudited) 	1996     	1995

Interest income:

Loans, including fees                             	$1,071,200 	$1,289,200

Investment securities - taxable                      	136,300 	324,100

Federal funds sold                                   	161,100 	15,400

Deposits with financial institutions                   	7,800 	12,700

     Total interest income                          	1,376,400 	1,641,400

Interest expense:

Deposits                                              	295,600 	363,700

Federal funds purchased                                     	0 	9,500

     Total interest expense                            	295,600 	373,200

Net interest income before provisions for loan losses 	1,080,800	1,268,200

Provision for loan losses                                    	0 	90,000

    Net interest income after provisions for loan  losses
                                                     	1,080,800 	1,178,200

Other operating income:

Service charges on deposit accounts                      	63,900 	64,200

Other service charges and fees                            	3,200 	7,500

     Total other operating income                        	67,100 	71,700

Other operating expenses:

Salaries and employee benefits                          	458,600 	527,000

Net operating cost of other real estate owned            	39,600 	37,200

Occupancy                                                	83,100 	88,800

Furniture and equipment                                  	30,800 	22,700

Professional services                                   	197,500 	173,000

Business promotion                                       	15,000 	16,400

Stationery and supplies                                  	13,600 	18,700

Data processing services                                	133,100 	160,700

Messenger and courier services 	                          68,200 	60,000

Insurance and assessments 	                               98,900 	98,600

Other expenses                                           	31,000 	34,700

     Total other operating expenses                   	1,169,400 	1,237,800

Net income (loss)                                      	$(21,500) 	$12,100

Net income (loss) per share:                             	$(0.02) 	$0.01

See accompanying notes to unaudited consolidated financial statements.
Consolidated Statements of Cash Flows

Marathon Bancorp and Subsidiary

(Unaudited) 	Three months ended

	March 31,



Increase (decrease) in cash and cash equivalents 	1996   	1995

Cash flows from operating activities:

Interest received 	$1,561,500 	$1,686,200

Service charges on deposit accounts and other fees received
	67,100 	71,700

Interest paid 	(271,700) 	(355,000)

Cash paid to suppliers and employees 	(1,171,900) 	(1,487,600)

Income taxes refunded 	0 	36,000

     Net cash provided (used) by operating activities 	185,000
	(48,700)

Cash flows from investing activities:

Net (increase) decrease in interest-bearing deposits with other
financial institutions 	(198,000) 	(783,000)

Proceeds from maturities of securities available for sale
	2,111,500 	7,850,900

Proceeds from maturities of securities held to maturity 	34,600
	1,187,200

Net decrease in loans made to customers 	503,400 	640,100

Proceeds from sale of other real estate owned 	307,200 	0

(Purchases) sales of furniture, fixtures and equipment 	(80,900)
	6,500

     Net cash provided by investing activities 	2,677,800
	8,901,700

Cash flows from financing activities:

Increase (decrease) in noninterest-bearing and

   interest-bearing demand deposits and money market

   and savings accounts 	3,247,400 	(7,632,800)

Net decrease in time certificates of deposits 	(395,200)
	(464,900)

     Net cash provided (used) by financing activities 	2,852,200
	(8,097,700)

Net increase in cash and cash equivalents 	5,715,000 	755,300

Cash and cash equivalents at beginning of year 	22,850,300
	7,196,400

Cash and cash equivalents at end of year 	$28,565,300
	$7,951,700

See accompanying notes to unaudited consolidated financial statements.

											 (Continued)

Marathon Bancorp and Subsidiary

(Unaudited) 	Three Months ended

	March 31,



Reconciliation of net income (loss) to net cash provided (used)


     by operating activities 	1996   	1995

Net income (loss) 	$21,500 	$12,100

Net income (loss) 	$(21,500) 	$12,100

Adjustments to reconcile net loss to net cash provided

      by operating activities:

        Depreciation and amortization expense 	26,300 	22,900

        (Gain) loss on sale of other real estate owned 	5,100 	0

        Provision for loan losses 	0 	90,000

        Amortization of premiums and discounts on securities,
net 	5,100 	(48,100)

        Change in deferred loan origination fees, net 	16,600
	3,800

        Change in accrued interest receivable 	163,400 	89,100

        Change in accrued interest payable 	23,900 	18,200

        Change in income tax receivable 	0 	36,000

        Change in other assets 	(132,000) 	(229,200)

        Change in other liabilities 	98,100 	(43,500)

          Total adjustments 	206,500 	(60,800)

Net cash provided  by operating activities 	$185,000 	$(48,700)

           Transfer from loans to other real estate owned 	0
	$523,100

            Loans made to facilitate the sale of other real
estate owned 	$87,500 	0



  See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of presentation and Management Representations

	The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB.

	The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 1996 and December 31, 1995, results of operations and changes in cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1996.



(2) Income or loss per Share

	Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share was 1,248,764 for the three-month periods ended March
31, 1996 and 1995.
MANAGEMENT'S DISCUSSION AND ANALYSIS



	The following discussion is intended to provide additional information about Marathon Bancorp (the Company), its financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. Since
Marathon National Bank (the Bank) represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB. Averages presented are daily average balances.



Summary



	Marathon Bancorp recorded a net loss for the three-month period ended March 31, 1996 of $21,500, or $.02 per common share, compared with net income of $12,100, for the same period in 1995. The primary reason for the decrease in earnings was a lower level of net interest income (see "Net Interest Income") for the three-month period ended March 31, 1996.

	As summarized in Table 1 and discussed more fully below, the Bank's operations for the first three months of 1996 resulted in a 14.7 percent decrease in net interest income, a 100% decrease in the provision for loan losses, a 6.9 percent decrease in
other operating income, and a 5.6 percent decrease in other
operating expenses.         Table  1  Summary of Operating
Performance 	 Three-month Period 		  Increase/     (decrease)



 	(Dollars in thousands) 	1996   	1995   	Amount   	Percent



	Net interest income 	$1,081 	$1,268 	$(187) 	(14.7)%

	Provision for loan losses 	0 	90 	(90) 	(100.0)%

	Other operating income  	67 	72 	5 	(6.9)%

	Other operating expenses 	1,169 	1,238 	69 	(5.6)%

	Net loss 	$(21) 	$12 	$(33) 	(274.9)%





	At March 31, 1996, the Company had total assets of $89,704,400, total net loans of $49,082,600 and total deposits of $85,382,000. This compares to total assets of $86,854,600, total net loans of $49,515,100 and total deposits of $82,529,900 at December 31, 1995.

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a three year strategic plan by
November 1, 1995.  The plan included, among other things, action
plans to accomplish the following:       a) achieve and maintain
the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 7, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At March 31, 1996, the Company and the Bank had a Tier 1 risk based capital ratio of 7.2 percent, and a Tier 1 capital leverage ratio of
4.9 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.

	On September 21, 1992, the Company entered into an informal agreement with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends except with the prior approval of the FRB and to strengthen certain programs and policies of the Company.



Operating Performance



	The following discussion explains in greater detail the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements and noted thereto as well as the Company's 1995 Annual Report on Form 10-KSB .



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

	Operating results in the three-month period of 1996 were impacted by a 14.7 percent decrease in net interest income from the same period of 1995, to $1,080,800. The reasons for this decline were decreases in the rate of interest earned on earning assets, a decrease in the volume of earning assets, and an increase in the rate of interest paid on interest-bearing liabilities, partially offset by a decrease in the amount of interest-bearing liabilities. Loans earned at an average rate of 8.6 percent in 1996 as compared to 9.4% in 1995 as we moved to a lower interest rate environment. In addition, average loans outstanding declined $4,756,000 or 8.6 percent between 1995 and 1996 while average interest-bearing liabilities decreased $15,426,000 or 27.1 percent. The average rate of interest paid on certificates of deposit increased in 1996 as customers elected to extend their maturities for higher rates. The amounts of these increases and reductions may be seen in Table 2.

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

	The Company's interest rate spread for the nine-month period of 1996 was 5.0 percent compared to 5.6 percent in 1995. The 1996 decrease was due to an decrease in the yield on interest-earning assets while the cost of interest-bearing liabilities increased.
 The average prime rate declined from 8.8 percent for the three-month period of 1995 to 8.3 percent for the same period in 1996. However, longer term certificates of deposit which earn higher rates of interest caused the average cost of interest-bearing liabilities to increase from 2.7 percent in 1995 to 2.9 percent in 1996. Although the prime rate decreased, the rates paid on most interest-bearing liabilities remained relatively unchanged. The net yield on earning assets was 6.1 percent in the three-month period of 1996 and 6.4 percent in 1995.

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



Table 2 Net Interest Income Analysis 	 Average   	Interest
income/   	Weighted  average   	Change from prior year due to
change in:

(Dollars in thousands) 	balance   	expense   	yield/cost
Volume              Rate             Total

Three months ended 3/31/96

    Loans 	$50,664 	$1,072 	8.6% 	$105 	$112 	$217

    Other earning assets 	20,280 	305 	6.1    	42 	5 	47

    Interest-earning assets 	70,944 	1,377 	7.9    	147 	117
	264

    Interest-bearing liabilities 	41,511 	296 	2.9    	103 	26
	77

	$29,433 	$1,081 	5.0% 	$44 	$143 	$187

    Net yield on earning assets 	 	 	6.1%

Three months ended 3/31/95

    Loans 	$55,420 	$1,289 	9.4% 	$188 	$212 	$24

    Other earning assets 	25,065 	352 	5.7    	61 	38 	99

    Interest-earning assets 	80,485 	1,641 	8.3    	127 	250
	123

    Interest-bearing liabilities 	56,937 	373 	2.7    	19 	31
	12

	$23,548 	$1,268 	5.6% 	$108 	$219 	$111

    Net yield on earning assets 	 	 	6.4%



Other Operating Income : Other operating income decreased 6.4 percent in the three-month period of 1996 to $67,100 from $71,700 in the three-month period of 1995. The decrease is attributable to a lower level of merchant discount fee income.



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

	These policies require extensive evaluation of new credit requests and continuing review of existing credits in order to identify, monitor and quantify evidence of deterioration of quality or potential loss in a timely manner. Management's reviews are based upon previous loan loss experience, current economic conditions, composition of the loan portfolio, the value of collateral and other relative factors. The Bank's lending is concentrated in Los Angeles County and surrounding areas, which have experienced adverse economic conditions over the last several years, including declining real estate values. These factors have adversely affected some borrowers' ability to repay loans.

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

	Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $6,235,800 of loans classified as substandard and $146,900 of loans classified as doubtful at March 31, 1996 as compared to $6,404,500 of substandard and $37,100 of loans classified as doubtful at December 31, 1995. In addition to the classified loans, the Bank was also monitoring $4,816,800 of loans which it had designated as listed at March 31, 1996 as compared to $4,066,900 at December 31, 1995.

	With the exception of these classified and listed loans, management is not aware of any loans as of March 31, 1996 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.

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

	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the Bank did not make a provision for loan losses in the first quarter of 1995. Loans totaling $38,100 were charged off during the period, and $6,100 was recovered. Loans charged off amounted to $31,500 in the three-month period of 1995, while recoveries totaled $64,700. The March 31, 1996 allowance for loan losses was $688,100, or 1.4 percent of gross loans outstanding, which was the same percentage as December 31, 1995.
 The allowance for loan losses reflects management's perception of the lending environment in which it operates. Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur. As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

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

	At March 31, 1996, the Bank had classified $46,800 of its loans as impaired and recorded the full amount as specific reserve in the allowance for loan losses. In addition, the Bank classified
$2,093,200 of its loans as impaired without a specific reserve.
Since these loans are collateral dependent and the estimated fair value of the collateral exceeds the book value of the related loans, no specific loss reserve was recorded on these loans in accordance with SFAS No. 114. The average recorded investment of impaired loans during the three months ended March
31, 1996 was approximately $1,957,500. Interest income of $19,200 was recognized on impaired loans during the three months ended March 31, 1996.

	At March 31, 1996, nonaccrual totaled $843,000, or 1.7 percent of gross loans, compared with $523,000, or 1.0 percent at December 31, 1995. Other real estate owned (OREO), consisting of properties received in settlement of loans totaled $2,254,600 at March 31, 1996, a decrease of $399,800 or 15.1% from December
31, 1995.

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



Other Operating Expenses: Other operating expenses totaled $1,169,400 for the three-month period of 1996, a decrease of $68,400 or 5.5 percent from $1,237,800 in 1995. Salaries and employee benefits declined by $68,400 or 13.0 percent as the number of full time equivalent employees has declined from thirty-nine at March 31, 1995 to thirty-five at March 31, 1996. Total other operating expenses were 5.8 percent and 5.3 percent of average total assets at March 31, 1996 and 1995, respectively.



Income Taxes: Deferred income taxes are computed using the liability method based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods

	The Company had no income tax expense or benefit at March 31, 1996 or 1995. For federal income tax purposes, the Company has net operating loss carryforward of approximately $2,871,300 beginning to expire through 2009. For state income tax purposes, the Company has incurred a net operating loss of approximately $4,789,200 which is available as a carryforward through 2001 to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law.



Financial Condition



As set forth in Table 4, the Company recorded average total assets for the three-month period of 1996 of $80.7 million, an
6.3 percent decrease from 1995 average total assets of $86.1 million. The Bank's average loan portfolio decreased 4.9 percent in the three-month period of 1996 primarily due to reductions in the commercial segment of the loan portfolio.
This reduction reflects the current level of loan demand and the Bank's continuing efforts to improve the quality of the loan portfolio.

	Average total deposits declined 4.0 percent to $76.3 million in the three-month period of 1996. Interest-bearing deposits
representing 54.4 percent of average total deposits at March 31,
1996,  totaled $41.5 million, down from $48.1 million, or 59.9 percent in 1995.
	 Table 4 	Three months ended      March 31, 1996      	Year
ended    December 31, 1995    	  Change

    Balance Sheet Analysis
Average           % of        Average            % of
    from 1995

	(Dollars in millions) 	balance   	Total    	balance   	Total
	    Amount       	%

	Loans 	 $50.6 	71.4% 	 $53.2 	71.0% 	 $(2.6) 	(4.9)%

	Other interest-earning assets 	20.3 	28.6% 	21.7 	29.0% 	(1.4)
	(6.5)%

	Total earning assets 	70.9 	100.0% 	74.9 	100.0% 	(4.0) 	(5.3)%

	Total assets 	 $80.7 		 $86.1 	 	 $(5.4) 	(6.3)%

	Deposits:

	   Interest bearing demand 	 $6.7 	8.8% 	 $7.8 	9.7% 	 $(1.1)
	(14.1)%

	   Money market and savings 	25.7 	33.7% 	30.7 	38.2% 	(5.0)
	(16.3)%

	   Time certificates of deposit 	9.1 	11.9% 	9.6 	12.0% 	(0.5)
	(5.2)%

	   Total interest-bearing deposits 	41.5 	54.4% 	48.1 	59.9%
	(6.6) 	(13.7)%

	   Non-interest-bearing demand deposits 	34.8 	45.6% 	32.2
	40.1% 	2.6 	8.1%

	   Total deposits 	 $76.3 	100.0% 	 $80.3 	100.0% 	 $(4.0)
	(5.0)%

	Total earning assets as a percent of

	 total deposits 		92.9% 		93.3%





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

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 42.2 percent at March 31, 1996 and 38.6 percent at December 31, 1995. The average maturity of the Bank's investment securities portfolio is 6.5 years at March 31, 1996 versus 5.2 years at December 31, 1995. The loan to deposit ratio was 58.2 percent and 60.9 percent for March 31, 1996 and December 31, 1995, respectively.

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

	Marathon has emphasized core deposit growth which represents, on average, 88.1 percent of total average deposits during the three month period of 1996 and 88.0 percent during 1995. In addition, the Company's time deposits were primarily from its local customer base, which is highly diversified and without significant concentrations.

	A portion of Marathon's noninterest-bearing demand deposits is attributable to a single demand account relationship. During the three-month period of 1996 and all of 1995, this relationship represented 11.0 percent and 7.4 percent, respectively, of average total deposits. While the deposits are noninterest-bearing, the account relationship is not without cost as the Bank provides messenger, courier, accounting and data processing services in connection with the relationship.
Recognizing the importance of this account relationship to the Company's liquidity, management maintains an amount equal to the total account relationship in demand balances due from correspondent banks and liquid earning assets, including overnight federal funds sold, investment securities and interest-bearing balances in other financial institutions. In addition, the loan-to-deposit ratio, an important measure of asset liquidity, is monitored with the account relationship excluded from total deposits. On that basis, the loan-to-deposit ratio at March 31, 1996 was 71.3 percent, compared with 70.6 percent at December 31, 1995.



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

	It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities.
Rate sensitive assets were 107 percent of rate sensitive liabilities at March 31, 1996 as compared to 100 percent at the end of 1995. In the one year or less category, rate sensitive assets were 110 percent of rate sensitive liabilities at March
31, 1996 and 113 percent at December 31, 1995. The gap position is but one of several variables that affect net interest income.
 Consequently, these amounts are used with care in forecasting the impact of short term changes in interest rates on net interest income. In addition, the gap calculation is a static indicator and is not a net interest income predictor in a dynamic business environment.

Table 5

Analysis of Rate Sensitive

Assets & Liabilities
                     Rate sensitive or maturing in


by Time Period
90 days              3 - 12            1 - 5           Over 5


(Dollars in millions)
       or less           months           years
years           Total



March 31, 1996

Investments 	$22.0 	$0.9 	$1.5 	$4.6 	$29.0

Loans 	38.7$ 	1.0$ 	3.7$ 	5.6$ 	49.0$

  Rate sensitive assets 	60.7$ 	1.9$ 	5.2$ 	10.2$ 	78.0$

Time deposits 	$2.2 	$5.5 	$1.0 	$0.0 	$8.7

Other deposits 	49.1$ 	0.0$ 	1.4$ 	13.9$ 	64.4$

  Rate sensitive liabilities 	51.3$ 	5.5$ 	2.4$ 	13.9$ 	73.1$

Rate sensitive GAP 	9.4$ 	(3.6)$ 	2.8$ 	(3.7)$ 	4.9$

Cumulative GAP 	9.4$ 	5.8$ 	8.6$ 	4.9$ 	--

Cumulative ratio of sensitive

  assets to liabilities 	1.2$ 	1.1$ 	1.1$ 	1.1$ 	1.1$

December 31, 1995

Investments 	$16.6 	$1.7 	$1.9 	$4.6 	$24.8

Loans 	39.8$ 	1.0$ 	3.6$ 	5.3$ 	49.7$

    Rate sensitive assets 	56.4$ 	2.7$ 	5.5$ 	9.9$ 	74.5$

Time deposits 	2.2$ 	5.9$ 	1.0$ 	0.0$ 	9.1$

Other deposits 	44.1$ 	0.0$ 	1.4$ 	19.6$ 	65.1$

    Rate sensitive liabilities 	46.3$ 	5.9$ 	2.4$ 	19.6$ 	74.2$

Rate sensitive GAP 	10.1$ 	(3.2)$ 	3.1$ 	(9.7)$ 	0.3$

Cumulative GAP 	10.1$ 	6.9$ 	10.0$ 	0.3$ 	--

Cumulative ratio of sensitive assets to liabilities

assets to liabilities 	1.2$ 	1.1$ 	1.2$ 	1.0$ 	1.0$







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

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a three year strategic plan by
November 1, 1995.  The plan included, among other things, action
plans to accomplish the following:       a) achieve and maintain
the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 7, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At March 31, 1996, the Company and the Bank had a Tier 1 risk based capital ratio of 7.2 percent, and a Tier 1 capital leverage ratio of
4.9 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.







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















                                         				        MARATHON
BANCORP











Date:  May 22, 1996


		                                     				  C. Thomas Mallos

	                                       				  Director and Chief
Financial Officer