Form 10-K/A
period 1995-12-31
MARATHON BANCORP
filed 1996-06-18
CIK 718446

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



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such
stock, as of March 1, 1996.     $4,058,500   .  Solely for the
purpose of this calculation, all
                                         SIGNATURES





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

        on March 19, 1992, and are incorporated herein by reference.