Form 10QSB
period 1996-06-30
MARATHON BANCORP
filed 1996-08-22
CIK 718446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10- QSB




[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended
                         June 30, 1996




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



      As of August 1, 1996, there were 1,248,764 shares of no par Common Stock issued and outstanding.

Consolidated Statements of Financial Condition
Marathon
Bancorp and Subsidiary

                          	           June 30,       December 31,
(Unaudited)                             	1996           	1995

Assets

Cash and due from banks                	$5,433,200 	$8,450,300

Federal funds sold 	                    16,500,000 	14,400,000

             Cash and cash equivalents 	21,933,200 	22,850,300

Interest-bearing deposits
 with financial institutions              	994,000    	497,000

Securities available for sale           	1,067,000  	3,302,900

Securities held to maturity (aggregate market value of $5,857,800 in 1996
 and $6,306,700 in 1995)                 	6,347,300 	6,610,700

Loans receivable, net                   	49,763,900 	49,515,100

Other real estate owned, net             	1,958,600 	2,654,400

Premises and equipment, net                 	489,700 	420,900

Accrued interest receivable                 	438,700 	582,200

Other assets                                	685,600 	321,100

                                        	$83,678,000 	$86,754,600



Liabilities and Shareholders' Equity

Deposits:

     Demand, noninterest-bearing 	        $36,716,600 	$38,415,000

     Demand, interest-bearing              	6,129,200 	7,868,100

     Money market and savings             	28,010,100 	27,167,000

     Time certificates of deposit:

        Under $100,000                     	5,737,800 	5,779,400

        $100,000 and over                  	2,593,500 	3,300,400

     Total deposits                       	79,187,200 	82,529,900

Accrued interest payable                      	95,300 	93,600

Other liabilities                            	421,300 	155,600

        Total liabilities                 	79,703,800 	82,779,100

Commitments and contingencies

Shareholders' equity:

     Preferred shares - no par value, 1,000,000 shares
authorized, 		 no shares issued and outstanding

     Common shares - no par value, 9,000,000 shares authorized,
1,248,764 shares issued and outstanding    	8,080,000  	8,080,000

     Deficit                              	(4,104,800) 	(4,105,600)

     Net unrealized gain (loss) on securities available for sale
                                              	(1,000) 	1,100

        Total shareholders' equity           	3,974,200 	3,975,500

                                           	$83,678,000 	$86,754,600

See accompanying notes to unaudited consolidated financial statements.
Consolidated Statements of Operations



Marathon Bancorp and Subsidiary

                                    	Three months ended  	Six months ended
                                                	June 30  	June 30
(Unaudited)                              	1996     	1995   	1996 	1995

Interest income:

Loans, including fees        	$1,028,900 	$1,221,900 	$2,100,100	$2,511,100

Investment securities - taxable 	118,300    	205,200    	254,600	   529,300

Federal funds sold              	166,800     	83,900    	327,900    	99,300

Deposits with financial institutions 	10,800 	14,300 	    18,600    	27,000

     Total interest income    	1,324,800  	1,525,300 	 2,701,200	 3,166,700

Interest expense:

Deposits                        	289,300    	339,900    	584,900   	703,600

Federal funds purchased               	0          	0          	0     	9,500

     Total interest expense     	289,300    	339,900    	584,900   	713,100

Net interest income before
 provisions for loan losses   	1,035,500	  1,185,400  	2,116,300 	2,453,600

Provision for loan losses             	0    	351,100           	0  	441,100

    Net interest income after provisions for loan  losses
                              	1,035,500    	834,300   	2,116,300 	2,012,500

Other operating income:

Service charges on deposit accounts 	38,600  	60,800     	102,500   	125,000

Other service charges and fees    	2,700     	11,600       	5,900    	19,100

     Total other operating income  	 41,300  	72,400 	    108,400   	144,100

Other operating expenses:

Salaries and employee benefits     	425,300  	469,200    	883,900   	996,200

Net operating cost
of other real estate owned           	21,400 	214,300      	61,000 	251,500

Occupancy                             	89,700 	88,400     	172,800 	177,200

Furniture and equipment               	31,100 	31,700      	61,900 	54,400

Professional services                	141,800 	222,000    	339,300 	395,000

Business promotion                     	14,800 	17,400     	29,800 	33,800

Stationery and supplies                 	18,300 	18,300     	31,900 	37,000

Data processing services              	104,700 	149,800   	237,800 	310,500

Messenger and courier services          	82,000 	61,600   	150,200 	121,600

Insurance and assessments               	95,800 	94,200   	194,700 	192,800

Other expenses                           	29,500 	26,800    	60,500 	61,500

   Total other operating expenses   	1,054,400	1,393,700	 2,223,800 	2,631,500

Net income (loss)                      	$22,400 	$(487,000) 	$900 	$(474,900)

Net income (loss) per share: 	            $0.02    	$(0.39) 	$0.00 	$(0.38)

See accompanying notes to unaudited consolidated financial statements.Consolidated Statements of Cash Flows

Marathon Bancorp and Subsidiary

(Unaudited) 	Six months ended

	June 30,



Increase (decrease) in cash and cash equivalents 	1996   	1995

Cash flows from operating activities:

Interest received 	$2,846,000 	$3,258,600

Service charges on deposit accounts and other fees received
	108,400 	144,100

Interest paid 	(583,200) 	(702,500)

Cash paid to suppliers and employees 	(2,246,900) 	(2,544,200)

Income taxes refunded 	0 	36,000

     Net cash provided (used) by operating activities 	124,300
	192,000

Cash flows from investing activities:

Net increase in interest-bearing deposits with other financial
institutions 	(497,000) 	(189,000)

Proceeds from maturities of securities available for sale
	2,230,500 	10,845,300

Proceeds from maturities of securities held to maturity 	257,400
	3,311,600

Net (increase) decrease in loans made to customers 	(153,300)
	3,476,800

Proceeds from sale of other real estate owned 	587,300 	189,900

(Purchases) sales of furniture, fixtures and equipment
	(123,600) 	25,900

     Net cash provided by investing activities 	2,301,300
	17,660,500

Cash flows from financing activities:



Decrease in noninterest-bearing and  interest-bearing demand

   deposits and money market and savings accounts 	(2,594,200)
	(4,949,900)

Net decrease in time certificates of deposits 	(748,500)
	(681,600)

     Net cash used by financing activities 	(3,342,700)
	(5,631,500)

Net increase (decrease) in cash and cash equivalents 	(917,100)
	12,221,000

Cash and cash equivalents at beginning of year 	22,850,300
	7,196,400

Cash and cash equivalents at end of year 	$21,933,200
	$19,417,400

See accompanying notes to unaudited consolidated financial statements.

											 (Continued)

Marathon Bancorp and Subsidiary

(Unaudited) 	Six months ended

	June 30,



Reconciliation of net income (loss) to net cash provided (used)


     by operating activities 	1996   	1995

Net income (loss) 	$900 	$(474,900)

Adjustments to reconcile net loss to net cash provided

      by operating activities:

        Depreciation and amortization expense 	54,800 	45,300

        (Gain) loss on sale of other real estate owned 	21,000
	(29,000)

        Provision for REO losses 	0 	183,500

        Provision for loan losses 	0 	441,100

        Amortization of premiums and discounts on securities,
net 	9,200 	(40,600)

        Change in deferred loan origination fees, net 	(8,000)
	8,000

        Change in accrued interest receivable 	143,500 	124,500

        Change in accrued interest payable 	1,700 	10,600

        Change in income tax receivable 	0 	36,000

        Change in other assets 	(364,500) 	175,000

        Change in other liabilities 	265,700 	(287,500)

          Total adjustments 	123,400 	666,900

Net cash provided  by operating activities 	124,300 	$192,000

Supplemental cash flow information:

           Transfer from loans to other real estate owned 	0
	$243,400

            Loans made to facilitate the sale of other real
estate owned 	$87,500 	$284,750



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

	The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 1996 and December 31, 1995, results of operations and changes in cash flows for the three-month and six-month periods ended June 30, 1996 and 1995.
The results of operations for the six-month period ended June
30, 1996 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1996.



(2) Income or loss per Share

	Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share was 1,248,764 for the three-month and six-month periods ended June 30, 1996 and 1995.
MANAGEMENT'S DISCUSSION AND ANALYSIS



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



Summary



	Marathon Bancorp recorded a net income for the six-month period ended June 30, 1996 of $900, or zero per common share, compared with net loss of $474,900, or $0.4 per common share, for the same period in 1995. The primary reason for the increase in earnings was the fact that the Bank did not make a loan loss provision for the six-month period ended June 30, 1996 as compared to a $441,100 provision for the six month period ended
June 30, 1995 (see "Provision for Loan Losses").

	As summarized in Table 1 and discussed more fully below, the Bank's operations for the first six months of 1996 resulted in a
13.8 percent decrease in net interest income, a 100% decrease in the provision for loan losses, a 24.3 percent decrease in other operating income, and a 15.5 percent decrease in other operating
expenses.         Table  1  Summary of Operating Performance
Six-month Period 		  Increase/     (decrease)



 	(Dollars in thousands) 	1996   	1995   	Amount   	Percent



	Net interest income 	$2,116 	$2,454 	$(338) 	(13.8)%

	Provision for loan losses 	0 	441 	(441) 	(100.0)%

	Other operating income  	109 	144 	(35) 	(24.3)%

	Other operating expenses 	2,224 	2,632 	(408) 	(15.5)%

	Net loss 	$1 	$(475) 	$476 	(100.2)%





	At June 30, 1996, the Company had total assets of $83,678,000, total net loans of $49,763,900 and total deposits of $79,187,200. This compares to total assets of $86,754,600, total net loans of $49,515,100 and total deposits of $82,529,900 at December 31, 1995.

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a six year strategic plan by November
1, 1995.  The plan included, among other things, action plans to
accomplish the following:      a) achieve and maintain the
desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 7, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At June 30, 1996, the Company and the Bank had a Tier 1 risk based capital ratio of 7.1 percent, and a Tier 1 capital leverage ratio of
5.1 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.

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

	Operating results in the six-month period of 1996 were impacted by a 13.8 percent decrease in net interest income from the same period of 1995, to $2,116,300. The reasons for this decline were decreases in the rate of interest earned on earning assets, a decrease in the volume of earning assets, and an increase in the rate of interest paid on interest-bearing liabilities, partially offset by a decrease in the amount of interest-bearing liabilities. Loans earned at an average rate of 8.5 percent in 1996 as compared to 9.2% in 1995 as we moved to a lower interest rate environment. In addition, average loans outstanding declined $4,891,000 or 8.9 percent between 1995 and 1996 while average interest-bearing liabilities decreased $11,549,000 or
21.5 percent. The average rate of interest paid on certificates of deposit increased in 1996 as customers elected to extend their maturities for higher rates. The amounts of these increases and reductions may be seen in Table 2.

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

	The Company's interest rate spread for the six-month period of 1996 was 4.9 percent compared to 5.5 percent in 1995. The 1996 decrease was due to an decrease in the yield on interest-earning assets while the cost of interest-bearing liabilities slightly increased. The average prime rate declined from 8.9 percent for the six-month period of 1995 to 8.3 percent for the same period in 1996. However, longer term certificates of deposit which earn higher rates of interest caused the average cost of interest-bearing liabilities to increase from 2.7 percent in 1995 to 2.8 percent in 1996. Although the prime rate decreased, the rates paid on most interest-bearing liabilities remained relatively unchanged. The net yield on earning assets was 6.0 percent in the six-month period of 1996 and 6.4 percent in 1995.

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



Table 2 Net Interest Income Analysis 	 Average   	Interest
income/   	Weighted  average   	Change from prior year due to
change in:

(Dollars in thousands) 	balance   	expense   	yield/cost
Volume              Rate             Total

Six months ended 6/30/96


    Loans 	$50,067 	$2,100 	8.5% 	$(214) 	$(197) 	$(411)

    Other earning assets 	20,705 	601 	5.9    	(89) 	34 	(55)

    Interest-earning assets 	70,772 	2,701 	7.9    	(303) 	(163)
	(466)

    Interest-bearing liabilities 	42,113 	585 	2.8    	(151) 	23
	(128)

	$28,659 	$2,116 	4.9% 	$(152) 	$(186) 	$(338)

    Net yield on earning assets 	 	 	6.0%

Six months ended 6/30/95

    Loans 	$54,958 	$2,511 	9.2% 	$(349) 	$300 	$(49)

    Other earning assets 	22,931 	656 	5.8    	112 	69 	181

    Interest-earning assets 	77,889 	3,167 	8.2    	(237) 	369
	132

    Interest-bearing liabilities 	53,662 	713 	2.7    	(55) 	70
	15

 	$24,227 	$2,454 	5.5% 	$(182) 	$299 	$117

    Net yield on earning assets 	 	 	6.4%



Other Operating Income : Other operating income decreased 24.3 percent in the six-month period of 1996 to $108,400 from $144,100 in the six-month period of 1995. The decrease is attributable to a lower level of overdraft fee income as the Bank has attempted to close accounts that are frequently in an overdraft status.



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

	Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $7,811,600 of loans classified as substandard at June 30, 1996 as compared to $6,404,500 of substandard and $37,100 of loans classified as doubtful at December 31, 1995. In addition to the classified loans, the Bank was also monitoring $2,318,500 of loans which it had designated as listed at June 30, 1996 as compared to $4,066,900 at December 31, 1995.

	With the exception of these classified and listed loans, management is not aware of any loans as of June 30, 1996 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.

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

	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the Bank did not make a provision for loan losses in the first half of 1996. Loans totaling $176,300 were charged off during the period, and $10,200 was recovered. Loans charged off amounted to $393,700 in the six-month period of 1995, while recoveries totaled $75,400. The June 30, 1996 allowance for loan losses was $554,000, or 1.1 percent of gross loans outstanding, compared to 1.4 percent at December 31, 1995. The allowance for loan losses reflects management's perception of the lending environment in which it operates. Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur. As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

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

	At June 30, 1996, the Bank had classified $121,000 of its loans as impaired and recorded the full amount as specific reserve in the allowance for loan losses. In addition, the Bank classified
$3,773,500 of its loans as impaired without a specific reserve.
Since these loans are collateral dependent and the estimated fair value of the collateral exceeds the book value of the related loans, no specific loss reserve was recorded on these loans in accordance with SFAS No. 114. The average recorded investment of impaired loans during the six months ended June
30, 1996 was approximately $3,307,500. Interest income of $54,900 was recognized on impaired loans during the six months ended June 30, 1996.

	At June 30, 1996, nonaccrual totaled $2,411,000, or 4.8 percent of gross loans, compared with $523,000, or 1.0 percent at December 31, 1995. Other real estate owned (OREO), consisting of properties received in settlement of loans totaled $1,958,600 at June 30, 1996, a decrease of $695,800 or 26.2% from December
31, 1995.

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



Other Operating Expenses: Other operating expenses totaled $2,223,800 for the six-month period of 1996, a decrease of $407,700 or 15.5 percent from $2,631,500 in 1995. The net operating costs of other real estate owned through foreclosure totaled $61,000 at June 30, 1996 compared to $251,500 at June 30, 1995 as OREO has declined similarly from $6,137,500 in 1995 to $1,958,600 in 1996. Total other operating expenses were 2.8 percent and 2.9 percent of average total assets at June 30, 1996 and 1995, respectively.



Income Taxes: Deferred income taxes are computed using the liability method based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods

	The Company had no income tax expense or benefit at June 30, 1996 or 1995. For federal income tax purposes, the Company has net operating loss carryforward of approximately $2,871,300 beginning to expire through 2009. For state income tax purposes, the Company has incurred a net operating loss of approximately $4,789,200 which is available as a carryforward through 2001 to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law.



Financial Condition



As set forth in Table 4, the Company recorded average total assets for the six-month period of 1996 of $80.3 million, a 5.8 percent decrease from 1995 average total assets of $86.1 million. The Bank's average loan portfolio decreased 3.1 percent in the six-month period of 1996 primarily due to reductions in the commercial segment of the loan portfolio.
This reduction reflects the current level of loan demand and the Bank's continuing efforts to improve the quality of the loan portfolio.

	Average total deposits declined 5.5 percent to $75.9 million in the six-month period of 1996. Interest-bearing deposits representing 55.6 percent of average total deposits at June 30,
1996,  totaled $42.2 million, down from $48.1 million, or 5.9 percent in 1995.
Table 4 	Six months ended      June 30, 1996      	Year ended
  December 31, 1995    	  Change

    Balance Sheet Analysis
Average           % of        Average            % of
    from 1995

	(Dollars in millions) 	balance   	Total    	balance   	Total
	    Amount       	%

	Loans 	 $50.1 	70.8% 	 $53.2 	71.0% 	 $(3.1) 	(5.8)%

	Other interest-earning assets 	20.7 	29.2% 	21.7 	29.0% 	(1.0)
	(4.6)%

	Total earning assets 	70.8 	100.0% 	74.9 	100.0% 	(4.1) 	(5.5)%

	Total assets 	 $80.3 		 $86.1 	 	 $(5.8) 	(6.7)%

	Deposits:

	   Interest bearing demand 	 $7.0 	9.2% 	 $7.8 	9.7% 	 $(0.8)
	(10.3)%

	   Money market and savings 	26.5 	34.9% 	30.7 	38.2% 	(4.2)
	(13.7)%

	   Time certificates of deposit 	8.7 	11.5% 	9.6 	12.0% 	(0.9)
	(9.4)%

	   Total interest-bearing deposits 	42.2 	55.6% 	48.1 	59.9%
	(5.9) 	(12.3)%

	   Non-interest-bearing demand deposits 	33.7 	44.4% 	32.2
	40.1% 	1.5 	4.7%

	   Total deposits 	 $75.9 	100.0% 	 $80.3 	100.0% 	 $(4.4)
	(5.5)%

	Total earning assets as a percent of

	 total deposits 		93.3% 		93.3%





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

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 37.1 percent at June 30, 1996 and 38.6 percent at December 31, 1995. The average maturity of the Bank's investment securities portfolio is 4.4 years at June 30, 1996 versus 5.2 years at December 31, 1995. The loan to deposit ratio was 63.5 percent and 60.9 percent for June 30, 1996 and December 31, 1995, respectively.

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

	Marathon has emphasized core deposit growth which represents, on average, 88.6 percent of total average deposits during the six month period of 1996 and 88.0 percent during 1995. In addition, the Company's time deposits were primarily from its local customer base, which is highly diversified and without significant concentrations.

	A portion of Marathon's noninterest-bearing demand deposits is attributable to a single demand account relationship. During the six-month period of 1996 and all of 1995, this relationship represented 10.0 percent and 7.0 percent, respectively, of average total deposits. While the deposits are noninterest-bearing, the account relationship is not without cost as the Bank provides messenger, courier, accounting and data processing services in connection with the relationship.
Recognizing the importance of this account relationship to the Company's liquidity, management maintains an amount equal to the total account relationship in demand balances due from correspondent banks and liquid earning assets, including overnight federal funds sold, investment securities and interest-bearing balances in other financial institutions. In addition, the loan-to-deposit ratio, an important measure of asset liquidity, is monitored with the account relationship excluded from total deposits. On that basis, the loan-to-deposit ratio at June 30, 1996 was 68.5 percent, compared with 70.6 percent at December 31, 1995.



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

	It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities.
Rate sensitive assets were 108 percent of rate sensitive liabilities at June 30, 1996 as compared to 100 percent at the end of 1995. In the one year or less category, rate sensitive assets were 118 percent of rate sensitive liabilities at June
30, 1996 and 113 percent at December 31, 1995. The gap position is but one of several variables that affect net interest income.
 Consequently, these amounts are used with care in forecasting the impact of short term changes in interest rates on net interest income. In addition, the gap calculation is a static indicator and is not a net interest income predictor in a dynamic business environment.
Table 5

Analysis of Rate Sensitive

Assets & Liabilities
                     Rate sensitive or maturing in


by Time Period
90 days              3 - 12            1 - 5           Over 5


(Dollars in millions)
       or less           months           years
years           Total



June 30, 1996

Investments 	$17.7 	$0.9 	$4.2 	$2.1 	$24.9

Loans 	32.9 	5.6 	5.1 	4.3 	47.9

  Rate sensitive assets 	50.6 	6.5 	9.3 	6.4 	72.8

Time deposits 	4.3 	3.4 	0.6 	0.0 	$8.3

Other deposits 	40.6 	0.0 	1.5 	17.0 	59.1

  Rate sensitive liabilities 	44.9 	3.4 	2.1 	17.0 	67.4

Rate sensitive GAP 	$5.7 	$3.1 	$7.2 	$(10.6) 	$5.4

Cumulative GAP 	$5.7 	$8.8 	$16.0 	$5.4 	--

Cumulative ratio of sensitive

  assets to liabilities 	1.1 	1.2 	1.3 	1.1 	1.1

December 31, 1995

Investments 	$16.6 	$1.7 	$1.9 	$4.6 	$24.8

Loans 	39.8 	1.0 	3.6 	5.3 	49.7

    Rate sensitive assets 	56.4 	2.7 	5.5 	9.9 	74.5

Time deposits 	2.2 	5.9 	1.0 	0.0 	9.1

Other deposits 	44.1 	0.0 	1.4 	19.6 	65.1

    Rate sensitive liabilities 	46.3 	5.9 	2.4 	19.6 	74.2

Rate sensitive GAP 	$10.1 	$(3.2) 	$3.1 	$(9.7) 	$0.3

Cumulative GAP 	$10.1 	$6.9 	$10.0 	$0.3 	--

Cumulative ratio of sensitive assets to liabilities

assets to liabilities 	1.2 	1.1 	1.2 	1.0 	1.0







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

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a three year strategic plan by
November 1, 1995.  The plan included, among other things, action
plans to accomplish the following:       a) achieve and maintain
the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 7, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At June 30, 1996, the Company and the Bank had a Tier 1 risk based capital ratio of 7.1 percent, and a Tier 1 capital leverage ratio of
5.1 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.









PART II.  OTHER INFORMATION







Item 1.  Legal Proceedings



         None.





Item 2.  Changes in Securities



         None.





Item 3.  Defaults Upon Senior Securities



         None.





Item 4.  Submission of Matters to a Vote of Security Holders



                   On May 2l, 1996, proxy materials for the 1995 Annual Meeting of Shareholders of Marathon Bancorp ("the meeting"), were mailed to all shareholders of record on May 3, 1996. The meeting took place on June 17, 1996. Shareholders were asked to vote on the matter shown below. Of the total 1,248,764 shares outstanding and entitled to vote, 861,111 shares were represented either in person or by properly executed proxies. The results of the voting on the matter are shown below in parenthesis.



Matter 1. To elect seven persons to the Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected or have qualified.



	Robert J. Abernethy (803,966); Frank W. Jobe (803,966); C. Thomas Mallos (803,966); John J. Maloney

 	(803,150); Robert L. Oltman (803,150); Ann Pappas (803,150);
Nick Patsaouras (803,966).







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















                                         				        MARATHON
BANCORP











Date:  August 14, 1996


		                                     				  C. Thomas Mallos

	                                       				  Director and Chief
Financial Officer