Form 10QSB
period 1996-09-30
MARATHON BANCORP
filed 1996-11-14
CIK 718446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- QSB
1
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
1
  For the quarterly period ended
        September 30, 1996

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

           11150  West Olympic Boulevard, Los Angeles,
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


      As of November 1, 1996, there were 1,248,764 shares of no par Common Stock issued and outstanding.

Consolidated Statements of Financial Condition
Marathon Bancorp and Subsidiary

                               	   September 30,   December 31,
(Unaudited) 	                          1996            	1995
Assets
Cash and due from banks 	            $10,340,300 	$8,450,300
Federal funds sold 	                  15,000,000 	14,400,000
        Cash and cash equivalents    	25,340,300 	22,850,300
Interest-bearing deposits with
financial institutions                  	994,000    	497,000
Securities available for sale         	1,040,800  	3,302,900
Securities held to maturity (aggregate
market value of $5,857,800 in 1996
               and $6,306,700 in 1995)	6,138,700  	6,610,700
Loans receivable, net 	               49,385,300 	49,515,100
Other real estate owned, net          	1,094,600  	2,654,400
Premises and equipment, net             	508,400    	420,900
Accrued interest receivable 	            392,800 	   582,200
Other assets                            	946,200    	321,100
                                    	$85,841,100	$86,754,600

Liabilities and Shareholders' Equity
Deposits:
     Demand, noninterest-bearing    	$34,953,700 	$38,415,000
     Demand, interest-bearing         	5,926,700   	7,868,100
     Money market and savings        	32,374,700  	27,167,000
     Time certificates of deposit:
        Under $100,000                	5,808,200   	5,779,400
        $100,000 and over             	2,593,500   	3,300,400
     Total deposits                  	81,656,800 	 82,529,900
Accrued interest payable                 	79,000      	93,600
Other liabilities                       	129,800     	155,600
           Total liabilities         	81,865,600  	82,779,100
Commitments and contingencies
Shareholders' equity:
 Preferred shares - no par value, 1,000,000 shares
authorized, no shares issued and outstanding
     Common shares - no par value, 9,000,000 shares authorized,
248,764 shares issued and outstanding 	8,080,000   	8,080,000
     Deficit                         	(4,102,900) 	(4,105,600)
     Net unrealized gain (loss)
 on securities available for sale        	(1,600)      	1,100
        Total shareholders' equity    	3,975,500   	3,975,500
                                    	$85,841,100 	$86,754,600

See accompanying notes to unaudited consolidated financial statements.
Consolidated Statements of Operations



Marathon Bancorp and Subsidiary
                           	Three months ended  	Nine months ended
                                	September 30  	September 30
                       (Unaudited) 	1996     	1995   	1996 	1995
Interest income:
Loans, including fees          	$939,300 	$1,179,000 	$3,039,400 	$3,690,100
Investment securities - taxable 	112,700    	163,500    	367,300	    692,800
Federal funds sold              	168,200    	135,000    	496,100    	234,300
Deposits with financial
 institutions 	                   14,100      	5,200     	32,700     	32,200
     Total interest income    	1,234,300  	1,482,700  	3,935,500  	4,649,400
Interest expense:
Deposits                        	308,500    	307,100    	893,400  	1,010,700
Federal funds purchased               	0          	0          	0      	9,500
     Total interest expense     	308,500    	307,100    	893,400  	1,020,200
Net interest income before
 provisions for loan losses     	925,800  	1,175,600  	3,042,100  	3,629,200
Provision for loan losses        	25,000          	0     	25,000    	441,100
    Net interest income after
 provisions for loan  losses    	900,800 	 1,175,600  	3,017,100  	3,188,100
Other operating income:
Service charges on deposit accts.	43,600     	39,700    	146,100    	164,700
Other service charges and fees    	5,600      	7,700     	11,500     	26,800
     Total other operating income	49,200     	47,400    	157,600    	191,500
Other operating expenses:
Salaries and employee benefits  	243,300    	438,600  	1,127,200  	1,434,800
Net operating cost of OREO      	210,800    	167,500    	271,800    	419,000
Occupancy                        	62,100     	87,800    	234,900    	265,000
Furniture and equipment          	29,600     	23,600     	91,500     	78,000
Professional services           	117,000    	163,900    	456,300    	558,900
Business promotion               	15,000     	15,200     	44,800     	49,000
Stationery and supplies          	13,200     	22,600     	45,100     	59,600
Data processing services        	122,500    	141,100    	360,300    	451,600
Messenger and courier services   	65,100     	64,800    	215,300    	186,400
Insurance and assessments 	       43,900     	55,300    	238,600    	248,000
Other expenses                   	25,700     	50,500     	86,200    	112,000
 Total other operating expenses 	948,200  	1,230,900  	3,172,000  	3,862,300
Net income (loss) 	               $1,800    	$(7,900)    	$2,700  	$(482,700)
Net income (loss) per share:      	$0.00      	$0.00      	$0.00     	$(0.39)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows
Marathon Bancorp and Subsidiary
(Unaudited) 	Nine months ended 	September 30,
Increase (decrease) in cash and cash equivalents 	1996   	1995
Cash flows from operating activities:

Interest received                    	$4,039,500 	$4,777,000
Service charges on deposit
accounts and other fees received        	157,600    	191,500
Interest paid                          	(908,000)  	(911,400)
Cash paid to suppliers and employees 	(3,669,100)	(3,710,900)
Income taxes refunded                    	(1,600)    	34,400
     Net cash provided (used) by
 operating activities                  	(381,600)   	380,600

Cash flows from investing activities:
Net increase in interest-bearing deposits
 with other financial institutions     	(497,000)     	8,000
Proceeds from maturities of securities
 available for sale                   	2,256,600 	10,905,000
Proceeds from maturities of securities
 held to maturity                       	458,900  	5,001,000
Net (increase) decrease in loans made
 to customers                           	615,200  	6,659,300
Proceeds from sale of OREO            	1,082,200    	295,500
(Purchases) sales of furniture,
 fixtures and equipment                	(171,200)     	4,400
Net cash provided by investing acts.  	3,744,700 	22,873,200

Cash flows from financing activities:

Decrease in noninterest-bearing and
interest-bearing demand deposits and
 money market and savings accounts     	(195,000) 	(6,146,400)
Net decrease in time certificates
 of deposits                            	(678,100)	(1,452,500)
  Net cash used by financing activities 	(873,100)	(7,598,900)
Net increase (decrease) in cash and
 cash equivalents                      	2,490,000 	15,654,900
Cash and cash equivalents at
beginning of year                     	22,850,300  	7,196,400
Cash and cash equivalents at
end of year                          	$25,340,300	$22,851,300

See accompanying notes to unaudited consolidated financial statements.

								 (Continued)



Consolidated Statements of Cash Flows (Continued)

Marathon Bancorp and Subsidiary

(Unaudited) 	Nine months ended

	September 30,
Reconciliation of net income (loss) to net cash provided (used)

     by operating activities          	  1996   	1995
Net income (loss) 	                     $2,700 	$(482,700)
Adjustments to reconcile net loss to
net cash provided by operating activities:
 Depreciation and amortization expense 	83,700    	67,900
(Gain) loss on sale of OREO            	68,500    	10,400
        Provision for REO losses            	0   	283,500
        Provision for loan losses      	25,000   	441,100
        Amortization of premiums and
        discounts on securities,net 	   15,900   	(32,300)
        Change in deferred loan
        origination fees, net        	(101,300)  	(20,400)
        Change in accrued interest
        receivable                    	189,400   	180,300
        Change in accrued interest
        payable                       	(14,600)  	108,800
        Change in income tax receivable     	0    	34,400
        Change in other assets       	(625,100)  	210,300
        Change in other liabilities 	  (25,800) 	(420,700)
          Total adjustments          	(384,300)  	863,300
Net cash provided
 by operating activities            	$(381,600) 	$380,600
Supplemental cash flow information:
 Transfer from loans to other real estate owned
                                     	$294,600  	$243,400
 Loans made to facilitate the sale of other real
 estate owned                        	$703,700	$1,814,700



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

	The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 1996 and December 31, 1995, results of operations and changes in cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. The results of operations for the nine-month period ended
September 30, 1996 are not necessarily indicative of what the results of operations will be for the full year ending December
31, 1996.



(2) Income or loss per Share

	Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share was 1,248,764 for the three-month and nine-month periods ended September 30, 1996 and 1995.
MANAGEMENT'S DISCUSSION AND ANALYSIS



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



Summary



	Marathon Bancorp recorded a net income for the nine-month period ended September 30, 1996 of $2,700 compared with net loss of $482,700, or $0.4 per common share, for the same period in 1995. The primary reason for the increase in earnings was the fact that the Bank made a $25,000 loan loss provision for the nine-month period ended September 30, 1996 as compared to a $441,100 provision for the nine month period ended September 30, 1995 (see "Provision for Loan Losses").

	As summarized in Table 1 and discussed more fully below, the Bank's operations for the first nine months of 1996 resulted in a 16.2 percent decrease in net interest income, a 94.3% decrease in the provision for loan losses, a 17.7 percent decrease in other operating income, and a 17.9 percent decrease in other
operating expenses.         Table  1  Summary of Operating
Performance 	 Nine-month Period 		  Increase/     (decrease)



 	(Dollars in thousands) 	1996   	1995   	Amount   	Percent



	Net interest income 	$3,042 	$3,629 	$(587) 	(16.2)%

	Provision for loan losses 	25 	441 	(416) 	(94.3)%

	Other operating income  	158 	192 	(34) 	(17.7)%

	Other operating expenses 	3,172 	3,863 	(691) 	(17.9)%

	Net income (loss) 	$3 	$(483) 	$486 	100.6%





	At September 30, 1996, the Company had total assets of $85,841,100, total net loans of $49,385,300 and total deposits of $81,656,800. This compares to total assets of $86,754,600, total net loans of $49,515,100 and total deposits of $82,529,900 at December 31, 1995.

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a six year strategic plan by November
1, 1995.  The plan included, among other things, action plans to
accomplish the following:      a) achieve and maintain the
desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 7, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At September
30, 1996, the Company and the Bank had a Tier 1 risk based capital ratio of 7.4 percent, and a Tier 1 capital leverage ratio of 5.0 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.

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

	Operating results in the nine-month period of 1996 were impacted by a 16.2 percent decrease in net interest income from the same period of 1995, to $3,042,100. The reasons for this decline were decreases in the rate of interest earned on loans, a decrease in the volume of earning assets, and an increase in the rate of interest paid on interest-bearing liabilities, partially offset by a decrease in the amount of interest-bearing liabilities. Loans earned at an average rate of 8.1 percent in 1996 as compared to 9.1% in 1995 as we moved to a lower interest rate environment. In addition, average loans outstanding declined $3,962,000 or 7.3 percent between 1995 and 1996 while average interest-bearing liabilities decreased $7,723,000 or
15.3 percent. The average rate of interest paid on certificates of deposit increased in 1996 as customers elected to extend their maturities for higher rates. The amounts of these increases and reductions may be seen in Table 2.

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

	The Company's interest rate spread for the nine-month period of 1996 was 4.6 percent compared to 5.5 percent in 1995. The 1996 decrease was due to an decrease in the yield on loans while the cost of interest-bearing liabilities slightly increased. The average prime rate declined from 8.9 percent for the nine-month period of 1995 to 8.3 percent for the same period in 1996.
However, longer term certificates of deposit which earn higher rates of interest caused the average cost of interest-bearing liabilities to increase from 2.7 percent in 1995 to 2.8 percent in 1996. Although the prime rate decreased, the rates paid on most interest-bearing liabilities remained relatively unchanged.
 The net yield on earning assets was 5.7 percent in the nine-month period of 1996 and 6.4 percent in 1995.

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



Table 2 Net Interest Income Analysis 	 Average   	Interest
income/   	Weighted  average   	Change from prior year due to
change in:

(Dollars in thousands) 	balance   	expense   	yield/cost
Volume              Rate             Total

Nine months ended 9/30/96


    Loans 	$50,143 	$3,039 	8.1% 	$(259) 	$(392) 	$(651)

    Other earning assets 	20,691 	896 	5.8    	(92) 	29 	(63)

    Interest-earning assets 	70,834 	3,935 	7.4    	(351) 	(363)
	(714)

    Interest-bearing liabilities 	42,786 	893 	2.8    	(151) 	24
	(127)

	$28,048 	$3,042 	4.6% 	$(200) 	$(387) 	$(587)

    Net yield on earning assets 	 	 	5.7%

Nine months ended 9/30/95

    Loans 	$54,105 	$3,690 	9.1% 	$(502) 	$389 	$(113)

    Other earning assets 	22,112 	959 	5.8    	103 	87 	190

    Interest-earning assets 	76,217 	4,649 	8.2    	(399) 	476
	77

    Interest-bearing liabilities 	50,509 	1,020 	2.7    	(140)
	105 	(35)

 	$25,708 	$3,629 	5.5% 	$(259) 	$371 	$112

    Net yield on earning assets 	 	 	6.4%



Other Operating Income : Other operating income decreased 17.7 percent in the nine-month period of 1996 to $157,600 from $191,500 in the nine-month period of 1995. The decrease is attributable to a lower level of overdraft fee income as the Bank has attempted to close accounts that are frequently in an overdraft status.



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

	Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $7,291,500 of loans classified as substandard at September 30, 1996 as compared to $6,404,500 of substandard and $37,100 of loans classified as doubtful at December 31, 1995. In addition to the classified loans, the Bank was also monitoring $1,834,300 of loans which it had designated as listed at September 30, 1996 as compared to $4,066,900 at December 31, 1995.

	With the exception of these classified and listed loans, management is not aware of any loans as of September 30, 1996 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.

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

	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the Bank made a $25,000 provision for loan losses in the first nine months of 1996. Loans totaling $299,600 were charged off during the period, and $16,200 was recovered. Loans charged off amounted to $666,100 in the nine-month period of 1995, while recoveries totaled $87,900. The September 30, 1996 allowance for loan losses was $461,700, or 0.9 percent of gross loans outstanding, compared to 1.4 percent at December 31, 1995. The allowance for loan losses reflects management's perception of the lending environment in which it operates. Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur. As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

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

	At September 30, 1996, the Bank classified $3,282,900 of its loans as impaired without a specific reserve. Since these loans are collateral dependent and the estimated fair value of the collateral exceeds the book value of the related loans, no specific loss reserve was recorded on these loans in accordance with SFAS No. 114. The average recorded investment of impaired loans during the nine months ended September 30, 1996 was approximately $2,752,100. Interest income of $61,300 was recognized on impaired loans during the nine months ended
September 30, 1996.

	At September 30, 1996, nonaccrual totaled $2,289,200, or 4.6 percent of gross loans, compared with $523,000, or 1.0 percent at December 31, 1995. Other real estate owned (OREO), consisting of properties received in settlement of loans totaled
$1,094,600 at September 30, 1996, a decrease of $1,559,800 or
58.8% from December 31, 1995.

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



Other Operating Expenses: Other operating expenses totaled $3,172,000 for the nine-month period of 1996, a decrease of $407,700 or 17.9 percent from $3,862,400 in 1995. The net operating costs of other real estate owned through foreclosure totaled $271,800 at September 30, 1996 compared to $419,000 at September 30, 1995 as OREO has declined similarly from $3,976,800 in 1995 to $1,094,600 in 1996. Total other operating expenses were 3.9 percent and 4.4 percent of average total assets at September 30, 1996 and 1995, respectively.



Income Taxes: Deferred income taxes are computed using the liability method based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods

	The Company had no income tax expense or benefit at September 30, 1996 or 1995. For federal income tax purposes, the Company has net operating loss carryforward of approximately $2,871,300 beginning to expire through 2009. For state income tax purposes, the Company has incurred a net operating loss of approximately $4,789,200 which is available as a carryforward through 2001 to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law.



Financial Condition



As set forth in Table 4, the Company recorded average total assets for the nine-month period of 1996 of $80.3 million, a 6.7 percent decrease from 1995 average total assets of $86.1 million. The Bank's average loan portfolio decreased 5.8 percent in the nine-month period of 1996 primarily due to reductions in the commercial segment of the loan portfolio.
This reduction reflects the current level of loan demand and the Bank's continuing efforts to improve the quality of the loan portfolio.

	Average total deposits declined 4.7 percent to $76.5 million in the nine-month period of 1996. Interest-bearing deposits representing 55.9 percent of average total deposits at September
30, 1996,  totaled $42.8 million, down from $48.1 million, or
59.9 percent in 1995.
	 Table 4 	Nine months ended   September 30, 1996
     	Year
ended    December 31, 1995    	  Change

    Balance Sheet Analysis
Average           % of        Average            % of
    from 1995

	(Dollars in millions) 	balance   	Total    	balance   	Total
	    Amount       	%

	Loans 	 $50.1 	70.8% 	 $53.2 	71.0% 	 $(3.1) 	(5.8)%

	Other interest-earning assets 	20.7 	29.2% 	21.7 	29.0% 	(1.0)
	(4.6)%

	Total earning assets 	70.8 	100.0% 	74.9 	100.0% 	(4.1) 	(5.5)%

	Total assets 	 $80.3 		 $86.1 	 	 $(5.8) 	(6.7)%

	Deposits:

	   Interest bearing demand 	 $6.7 	8.8% 	 $7.8 	9.7% 	 $(1.1)
	(14.1)%

	   Money market and savings 	27.6 	36.1% 	30.7 	38.2% 	(3.1)
	(10.1)%

	   Time certificates of deposit 	8.5 	11.1% 	9.6 	12.0% 	(1.1)
	(11.5)%

	   Total interest-bearing deposits 	42.8 	55.9% 	48.1 	59.9%
	(5.3) 	(11.0)%

	   Non-interest-bearing demand deposits 	33.7 	44.1% 	32.2
	40.1% 	1.5 	4.7%

	   Total deposits 	 $76.5 	100.0% 	 $80.3 	100.0% 	 $(3.8)
	(4.7)%

	Total earning assets as a percent of

	 total deposits 		92.5% 		93.3%





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

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 39.8 percent at September 30, 1996 and
38.6 percent at December 31, 1995. The average maturity of the Bank's investment securities portfolio is 3.5 years at September 30, 1996 versus 5.2 years at December 31, 1995. The loan to deposit ratio was 60.5 percent and 60.9 percent for September 30, 1996 and December 31, 1995, respectively.

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

	Marathon has emphasized core deposit growth which represents, on average, 88.9 percent of total average deposits during the nine month period of 1996 and 88.0 percent during 1995. In addition, the Company's time deposits were primarily from its local customer base, which is highly diversified and without significant concentrations.

	A portion of Marathon's noninterest-bearing demand deposits is attributable to a single demand account relationship. During the nine-month period of 1996 and all of 1995, this relationship represented 9.7 percent and 7.0 percent, respectively, of average total deposits. While the deposits are noninterest-bearing, the account relationship is not without cost as the Bank provides messenger, courier, accounting and data processing services in connection with the relationship.
Recognizing the importance of this account relationship to the Company's liquidity, management maintains an amount equal to the total account relationship in demand balances due from correspondent banks and liquid earning assets, including overnight federal funds sold, investment securities and interest-bearing balances in other financial institutions. In addition, the loan-to-deposit ratio, an important measure of asset liquidity, is monitored with the account relationship excluded from total deposits. On that basis, the loan-to-deposit ratio at September 30, 1996 was 70.0 percent, compared with 70.6 percent at December 31, 1995.



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

	It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities.
Rate sensitive assets were 101 percent of rate sensitive liabilities at September 30, 1996 as compared to 100 percent at the end of 1995. In the one year or less category, rate sensitive assets were 105 percent of rate sensitive liabilities at September 30, 1996 and 113 percent at December 31, 1995. The gap position is but one of several variables that affect net interest income. Consequently, these amounts are used with care in forecasting the impact of short term changes in interest rates on net interest income. In addition, the gap calculation is a static indicator and is not a net interest income predictor in a dynamic business environment.
Table 5

Analysis of Rate Sensitive

Assets & Liabilities
                     Rate sensitive or maturing in


by Time Period
90 days              3 - 12            1 - 5           Over 5


(Dollars in millions)
       or less           months           years
years           Total



September 30, 1996

Investments 	$15.6 	$1.5 	$4.8 	$1.4 	$23.3

Loans 	30.4 	7.4 	5.0 	4.6 	47.4

  Rate sensitive assets 	46.0 	8.9 	9.8 	6.0 	70.7

Time deposits 	5.7 	2.4 	0.4 	0.0 	$8.5

Other deposits 	44.3 	0.0 	2.0 	15.2 	61.5

  Rate sensitive liabilities 	50.0 	2.4 	2.4 	15.2 	70.0

Rate sensitive GAP 	$(4.0) 	$6.5 	$7.4 	$(9.2) 	$0.7

Cumulative GAP 	$(4.0) 	$2.5 	$9.9 	$0.7 	--

Cumulative ratio of sensitive

  assets to liabilities 	0.9 	1.1 	1.2 	1.0 	1.0

December 31, 1995

Investments 	$16.6 	$1.7 	$1.9 	$4.6 	$24.8

Loans 	39.8 	1.0 	3.6 	5.3 	49.7

    Rate sensitive assets 	56.4 	2.7 	5.5 	9.9 	74.5

Time deposits 	2.2 	5.9 	1.0 	0.0 	9.1

Other deposits 	44.1 	0.0 	1.4 	19.6 	65.1

    Rate sensitive liabilities 	46.3 	5.9 	2.4 	19.6 	74.2

Rate sensitive GAP 	$10.1 	$(3.2) 	$3.1 	$(9.7) 	$0.3

Cumulative GAP 	$10.1 	$6.9 	$10.0 	$0.3 	--

Cumulative ratio of sensitive assets to liabilities

assets to liabilities 	1.2 	1.1 	1.2 	1.0 	1.0







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

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a three year strategic plan by
November 1, 1995.  The plan included, among other things, action
plans to accomplish the following:       a) achieve and maintain
the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 7, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 3.0 percent. At September
30, 1996, the Company and the Bank had a Tier 1 risk based capital ratio of 7.4 percent, and a Tier 1 capital leverage ratio of 5.0 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.









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















                                         				        MARATHON
BANCORP











Date:  November 14, 1996


		                                     				  C. Thomas Mallos

	                                       				  Director and Chief
Financial Officer