Form 10KSB
period 1996-12-31
MARATHON BANCORP
filed 1997-04-01
CIK 718446

1UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10-KSB

1



[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934 (Fee required)

1

                  For the fiscal year ended
   December 31, 1996




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



     State issuer's revenues for its most recent fiscal year.
 $5,400,000



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such
stock, as of March 1, 1997.     $3,278,000      .  Solely for
the purpose of this calculation, all directors and officers are regarded as affiliates.



     As of March 1, 1997, there were 1,248,764 shares of no par
Common Stock issued and outstanding.

,

     Documents incorporated by reference include: (1) portions of the registrant's 1996 Annual Report to Shareholders,

incorporated herein by reference to Parts II and III; and, (2) portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on June 16, 1997, are incorporated herein by reference to Parts II and III.
PART I





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

	The Bank is located at 11150 West Olympic Boulevard, Los Angeles, California. The Bank's primary marketing area rests principally within the counties of Los Angeles (including the
San Fernando Valley and South Bay areas) and Orange.   The Bank
markets its services mainly to commercial and wholesale businesses, professionals and discerning individuals living or working in the west Los Angeles area.



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

	The Bank engages in a full complement of lending activities, including revolving lines of credit, working capital and accounts receivable financing, short term real estate construction financing, mortgage loans, home equity lines of credit and consumer installment loans, with particular emphasis on short and medium term obligations. In addition, in 1995, the Bank began offering overdraft lines of credit to businesses and individuals as well as loans to homeowners associations. The
Bank's commercial lending activities are directed principally toward businesses whose demand for funds falls within the Bank's lending limit of $624,100, such as small to medium sized retail and wholesale outlets, light manufacturing concerns and professional firms. The Bank's consumer lending activities include loans for automobiles, recreational vehicles, home improvements and other personal needs. The Bank issues VISA credit cards primarily to those customers with other borrowing and deposit relationships with the Bank.
Competition



	The banking business in California generally, and in the Bank's market areas specifically, is highly competitive with respect to both making loans and attracting deposits. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, industrial loan companies, finance companies, money market funds, credit unions and other financial institutions, including a number of institutions that are much larger than the Bank. There has been increased competition for loan and deposit business over the past several years as a result of changes in the financial services industry. Recent years have seen an unprecedented consolidation in the financial institutions industry as large numbers of banks have merged and combined, resulting in greater concentration of assets and lending ability, a trend which is expected to continue. In addition, the enactment of interstate banking legislation in California makes it easier for bank holding companies with headquarters outside of California to enter the California market, presenting an additional source of competition for the Bank. In addition, the Riegle-Neal Interstate Banking and
Branching Efficiency Act of 1994 may impact the competitiveness of the Bank. See "Part I., Item 1 - Business - Recent
Legislation and Other Changes" below. Many of the major commercial banks operating in the Bank's market areas offer certain services that the Bank does not offer directly. In addition, banks with greater capitalization have larger lending limits and are thereby able to serve larger borrowing customers.
 The Company competes for loan and deposit business by providing innovative and responsive service to its customers.



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



Recent Legislation and Other Changes



	From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Bancorp and Bank are impossible to predict. Certain of the potentially significant changes which have been enacted recently by Congress or various regulatory or professional agencies are discussed below.



	The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provision is the recapitalization of the Savings Association Insurance Fund
("SAIF"). The 1996 Act provides for a one time assessment of approximately 65 basis points per $100 of deposits of SAIF insured deposits including Oakar deposits payable on November
30, 1996. For the years 1997 through 1999 the banking industry will assist in the payment of interest on FICO bonds that were issued to help pay for the clean up of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three year moratorium on conversions of SAIF deposits to Bank Insurance
Fund ("BIF") deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five year sunset provision for the elimination of civil liability under the Truth in Savings
Act. The FRB and Department of Housing and Urban Development are to develop a single format for Real Estate Settlement
Procedures Act and Truth in Lending Act ("TILA") disclosures.
TILA disclosures for adjustable mortgage loans are to be simplified. Significant revisions are made to the Fair Credit
Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

	On September 28, 1995, Governor Pete Wilson signed Assembly Bill 1482 (known as the Caldera, Weggeland, and Killea
California Interstate Banking and Branching Act of 1995 and referred to herein as the "CIBBA") which allows for early interstate branching in California. Under the federally enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994 ("IBBEA"), discussed in more detail below, individual states could "opt-out" of the federal law that would allow banks on an interstate basis to engage in interstate branching by merging out-of-state banks with host state banks after June 1, 1997. In addition under IBBEA, individual states could also "opt-in" and allow out-of-state banks to merge with host state banks prior to June 1, 1997. The host state is allowed under IBBEA to impose certain nondiscriminatory conditions on the resulting depository institution until June 1, 1997. California in enacting CIBBA authorizes out-of-state banks to enter
California by the acquisition of or merger with a California bank that has been in existence for at least five years.



	Section 3824 of the California Financial Code ("Section 3824") as added by CIBBA provides for the election of California to "opt-in" under IBBEA allowing interstate bank merger transactions prior to July 1, 1997 of an out-of-state bank with a California bank that has been in existence for at least five years. The early "opt in" has the reciprocal effect of allowing
California banks to merge with out-of-state banks where the states of such out-of-state banks have also "opted in" under IBBEA. The five year age limitation is not required when the California bank is in danger of failing or in certain other emergency situations.



	Under IBBEA, California may also allow interstate branching through the acquisition of a branch in California without the acquisition of an entire California bank. Section 3824 provides an express prohibition against interstate branching through the acquisition of a branch in California without the acquisition of the entire California bank. IBBEA also has a provision allowing states to "opt-in" with respect to permitting interstate branching through the establishment of de novo or new branches by out-of-state banks. Section 3824 provides that California expressly prohibits interstate branching through the establishment of de novo branches of out-of-state banks in California, or in other words, California did not "opt-in" this aspect of IBBEA. CIBBA also amends the California Financial
Code to include agency provisions to allow California banks to establish affiliated insured depository institution agencies out of state as allowed under IBBEA.



	Other provisions of CIBBA amend the intrastate branching laws, govern the use of shared ATM's, and amend intrastate branch acquisition and bank merger laws. Another banking bill enacted in California in 1995 was Senate Bill 855 (known as the State
Bank Parity Act and is referred to herein as the "SBPA"). SBPA went into effect on January 1, 1996, and its purpose is to allow a California state bank to be on a level playing field with a national bank by the elimination of certain disparities and allowing the California Superintendent of Banks
("Superintendent") authority to implement certain changes in California banking law which are parallel to changes in national banking law such as closer conformance of California's version of Regulation O to the FRB's version of Regulation O and certain other changes including allowing the repurchase of stock with the prior written consent of the Superintendent.



	On September 29, 1994, IBBEA was enacted which has eliminated many of the current restrictions to interstate banking and branching. The IBBEA permits full nationwide interstate banking to adequately capitalized and adequately managed bank holding companies beginning September 29, 1995 without regard to whether such transaction is expressly prohibited under the laws of any state. The IBBEA's branching provisions permit full nationwide interstate bank merger transactions to adequately capitalized and adequately managed banks beginning June 1, 1997. However, states retain the right to completely "opt out" of interstate bank mergers and to continue to require that out-of-state banks comply with the states' rules governing entry.



	The states that opt out must enact a law after September 29, 1994 and before June 1, 1997 that (i) applies equally to all out-of-state banks and (ii) expressly prohibits merger transactions with out-of-state banks. States which opt out of allowing interstate bank merger transactions will preclude the mergers of banks in the opting out state with banks located in other states. In addition, banks located in states that opt out are not permitted to have interstate branches. States can also
"opt in" which means states can permit interstate branching earlier than June 1, 1997.



	The laws governing interstate banking and interstate bank mergers provide that transactions, which result in the bank holding company or bank controlling or holding in excess of ten percent of the total deposits nationwide or thirty percent of the total deposits statewide, will not be permitted except under certain specified conditions. However, any state may waive the thirty percent provision for such state. In addition, a state may impose a cap of less than thirty percent of the total amount of deposits held by a bank holding company or bank provided such cap is not discriminatory to out-of-state bank holding companies or banks.



	On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") was enacted which covers a wide range of topics including small business and commercial real estate loan securitization, money laundering, flood insurance, consumer home equity loan disclosure and protection as well as the funding of community development projects and regulatory relief.



	The major items of regulatory relief contained in the 1994 Act include an examination schedule that has been eased for the top rated banks and will be every 18 months for CAMEL 1 banks with less than $250 million in total assets and CAMEL 2 banks with less than $100 million in total assets (the $100 million amount was amended to $250 million by the 1996 Act discussed above).
The 1994 Act amends Federal Deposit Insurance Corporation
Improvement Act of 1991 with respect to the Section 124, the mandate to the federal banking agencies to issue safety and soundness regulations, including regulations concerning executive compensation allowing the federal banking regulatory agencies to issue guidelines instead of regulations.



	Further regulatory relief is provided in the 1994 Act, as each of the federal regulatory banking agencies including the National Credit Union Administration Board is required to establish an internal regulatory appeals process for insured depository institutions within 6 months. In addition, the Department of Justice 30 day waiting period for mergers and acquisitions is reduced by the 1994 Act to 15 days for certain acquisitions and mergers.



	In the area of currency transaction reports, the 1994 Act requires the Secretary of the Treasury to allow financial institutions to file such reports electronically. The 1994 Act also requires the Secretary of the Treasury to publish written rulings concerning the Bank Secrecy Act, and staff commentary on Bank Secrecy Act regulations must also be published on an annual basis.



	On December 17, 1993, the President signed into law the Resolution Trust Corporation Completion Act to provide additional funding for failed savings associations under the jurisdiction of the Resolution Trust Corporation. In addition to providing such funding, the legislation, among other things, makes it more difficult for the federal banking agencies to obtain prejudgment injunctive relief against depository institutions and parties affiliated with such institutions, extends the moratorium on depository institutions converting from Savings Association Insurance Fund insurance to Bank Insurance Fund insurance or vice versa, and prohibits the FDIC from using any deposit insurance funds to benefit the shareholders of a failed or failing depository institution.



	The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"), which was signed into law on August 10, 1993, contains numerous tax and other provisions which may affect financial institutions and their businesses. The Budget Act contains a provision that establishes a priority for depositors, or the FDIC as subrogee thereof, in the event of a liquidation or other resolution of an insured depository institution for which a receiver is appointed after August 10, 1993. In addition, under the existing cross-guarantee provisions of federal banking law, the FDIC has the power to estimate the cost of the failure of an insured depository institution and assess a charge against any financial institution affiliated with the failed institution.



	On December 19, 1991, the FDIC Improvement Act of 1991 (the "1991 Act") was signed into law. The 1991 Act provides for the recapitalization and funding of the Bank Insurance Fund of the FDIC. In addition, the 1991 Act includes many changes to banking law. Supervisory reforms provided under the 1991 Act include annual on-site full scope examinations of most insured institutions, additional audit and audit report requirements imposed on most insured institutions and a new annual report requirement for most insured institutions. Accounting reforms, including the prescription of accounting principles no less stringent than generally accepted accounting principles, and prescription of standards for the disclosure of off-balance sheet items, market value information and capital adequacy, are also provided for in the 1991 Act. In addition, the 1991 Act provides for a new rating system for insured institutions based on capital adequacy. Institutions will be categorized as critically undercapitalized, significantly undercapitalized, undercapitalized, adequately capitalized and well capitalized.



	The FDIC has adopted definitions of how institutions will be ranked for prompt corrective action purposes. These definitions are as follows: (i) a well capitalized institution is one that has a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 10% and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level; (ii) an adequately capitalized institution is one that meets the minimum required capital adequacy levels but not that of a well capitalized institution; (iii) an undercapitalized institution is one that fails to meet any one of the minimum required capital adequacy levels but not as undercapitalized as a significantly undercapitalized institution; (iv) a significantly undercapitalized institution is one that has a total risk-based capital ratio of less than 6% and/or a leverage ratio of less than 3%; and (v) a critically undercapitalized institution is one with a leverage ratio of less than 2%.

	The banking regulators will have broad powers to regulate undercapitalized institutions. Undercapitalized institutions must file capital restoration plans and are automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from opening new branches, making acquisitions or engaging in new lines of business without the approval of its appropriate banking regulator.



	Holding companies with undercapitalized institutions will be prohibited from capital distributions without the prior approval of the FRB. Definite drop dead dates are mandated under the 1991 Act for when critically undercapitalized insured institutions must go under receivership or conservator-ship.



	The 1991 Act also requires the regulators to issue regulations in many areas of banking including prescribing safety and soundness standards as to internal controls, asset quality, earnings, stock valuation and executive compensation. Least cost resolution is mandated by the 1991 Act which will require the FDIC to use the least cost method case resolution.
Beginning in 1995, the FDIC generally will not be permitted to cover uninsured depositors or creditors unless the President, Secretary of Treasury and the FDIC jointly determine that such is necessary to avoid systemic risk.



	The 1991 Act also contains miscellaneous provisions including additional regulation of foreign banks, notification of branch closures, reduced assessments for lifeline account products, FDIC affordable housing program, Truth in Savings disclosure provisions, limitations on brokered deposits, restrictions on state bank nonbanking activities, risk-based assessments and deposit insurance limitations for certain accounts. The FDIC also adopted a risk-based assessment system for purposes of determining the insurance premium to be paid by a bank for FDIC deposit insurance. In addition, the 1991 Act requires that federal banking regulators take into account risks other than credit risks with respect to capital standards. On September 1, 1995, the federal banking regulators (other than the Office of Thrift Supervision ("OTS")) issued a final rule to take into account interest rate risk in calculating risk based capital.
On June 26, 1996, a joint agency policy statement was issued by all of the federal banking regulators except the OTS to provide guidance on sound practices for managing interest rate risk.
The agencies did not in the policy statement elect to implement a standardized measure and quantitative capital charge, though the matter was left open for future implementation. Rather the policy statement provided standards for the banking agencies to evaluate the adequacy and effectiveness of a bank's interest rate risk management and guidance to bankers for managing interest rate risk. Specifically, effective interest rate risk management requires that there be (i) effective board and senior management oversight of the bank's interest rate risk activities, (ii) appropriate policies and practices in place to control and limit risks, (iii) accurate and timely identification and measurement of interest rate risk, (iv) an adequate system for monitoring and reporting risk exposures and
(v) appropriate internal controls for effective interest rate risk management.



	It is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.



Accounting Changes



	 Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The
Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees," and related Interpretations.
Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of the adoption of SFAS No. 123 are disclosed in Note 8 of "NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS" on page 19 of the Company's
1996 Annual Report to Shareholders, which is attached as Exhibit
No. 13.



	In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities," as amended in December 1996 by SFAS No. 127, "Deferral of the Effective
Date of Certain Provisions of SFAS No. 125." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.
 SFAS No 125 applies prospectively to financial statements for fiscal years beginning after December 31, 1996. However, SFAS
No. 127 defers for one year the effective date of certain provisions within SFAS No. 125. SFAS No. 125 does not permit early or retroactive application. The Bank does not believe the impact on its operations and financial position will be material upon adoption of SFAS No. 125, as amended by SFAS No. 127.



Supervision and Regulation



	Bank holding companies and banks are extensively regulated under both federal and state law.



	Marathon Bancorp: Marathon Bancorp is a registered bank holding company and is subject to regulation under the BHC Act. The Company files quarterly and annual reports with the FRB, as well as other information which the FRB may require under the BHC Act. The FRB is empowered to conduct examinations of the Company and its subsidiaries.



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



	Under FRB regulations, a bank holding company is required to serve as a source of strength to its subsidiary banks and must conduct its operations in a safe and sound manner. It is the FRB's policy that a bank holding company must stand ready to use available resources to assist its subsidiary banks during times of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources to assist its subsidiary banks. The FRB generally considers the failure by a bank holding company to meet its obligations to serve as a source of strength to be an unsafe and unsound banking practice, or a violation of the FRB's regulations, or both. Although this policy, known as the "source of strength" doctrine, was declared invalid by the United States Court of Appeals in 1990, that decision was recently reversed by the United States Supreme Court on procedural grounds. The FRB has continued to assert the validity of this doctrine, and it is likely to be the subject of continued controversy until definitively resolved by the courts or by Congress.



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



Formal Agreement;  Restrictions on Transfers of Funds to the
Company by the Bank



		On September 30, 1995, the Bank entered into a formal agreement with the Comptroller under which the Bank agreed to submit to the Comptroller a three year strategic plan by November 1, 1995. The plan included, among other things, action plans to accomplish the following: a) achieve and maintain the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The plan submitted in a timely manner and was accepted by the Comptroller on January 30, 1996. The agreement increased the Bank's minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 4.0 percent. At December 31, 1996, the
Bank had a Tier 1 capital ratio of 6.1 percent and a Tier 1 leverage ratio of 4.1 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or a receiver.



As of December 31, 1996, the Bank is categorized as undercapitalized under the regulatory framework for prompt corrective action. As such, the Bank may not issue dividends or make other capital distributions, and may not accept brokered or high rate deposits, as defined, due to the level of its risk-based capital. In addition, under prompt corrective action, the Bank's capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window. However, the Company completed a successful private placement offering on March 24, 1997 which resulted in $766,900 of new capital for the Bank. Had the Bank received the additional capital at December 31, 1996, management believes that the Bank would have met the capital requirements for an adequately capitalized bank.



	Under California and federal banking law, dividends paid by the Bank in any calendar year may not, without the approval of the Comptroller, exceed its net income, as defined, for that year combined with its retained net income for the preceding two years. At December 31, 1996, the Bank could only have declared and paid dividends with the prior regulatory approval.



	Federal banking law also restricts the Bank from extending credit to the Company in excess of twenty percent of the Bank's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements. At
December 31, 1996, the net assets of the Bank were $3,042,800, none of which could be lent or paid as dividends to the Company without regulatory approval.



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





Employees

	At December 31, 1996, the Company employed 33 personnel.
STATISTICAL DISCLOSURE



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

	Changes in Net Interest Income

	Year Ended December 31, 1996

(Dollar amount in thousands) 	YTD  Interest 	Average  Change from prior	year
	                          	Average	Income/ 	Yield/ 	   due 	to change 	in:
Net Interest Income Analysis Balance Expense  Rate   	Volume   	Rate   	Total

	Loans                      	$49,670  $4,035   8.1%   $(309) 	 $(468)   $(777)

	Other earning assets:

  Interest bearing deposits

   with financial institutions   832      47   5.7% 	    10 	    ( 3 )      7

  Investment Securities     	  7,775 	   476  	6.1%    (410)      37 	   (373)

  Fed funds sold           	  11,206 	   623  	5.6%  	  262      (14)     248

  Other earning assets     	  19,813 	 1,145  	5.8%    (138) 	    20 	   (118)

 Total int. earning assets    69,483  $5,180  	7.5%   ($447)  	($448)  	($895)

	Non earning assets:

  Cash & due from banks       	6,247

  Other assets                 3,666

  Allowance for loan loss      	(602)

                           		$78,794

Interest bearing liabilities:

  Deposits:

   Demand                     	$6,628    	$62 	 0.9%  	($11)     	($1)  	($12)

   Money  market and savings  	27,566  	  723  	2.6%   	(82)     	(11)   	(93)

   Time certificate of deposit 	8,463  	  392  	4.6%   	(53)    	  22    	(31)

   Federal funds purchased         	0      	0    	0     	(5)      	(5)   	(10)

Total interest bearing liab.  	42,657 	$1,177  	2.8%  	$(151)     	$5  	($146)

Noninterest-bearing liabilities

	   and shareholders equity:

	Non interest bearing demand  	31,762

	Other liabilities          	     261

	Shareholders' equity        	  4,114

                            		$78,794



Net interest income 	                  	$4,003



Net interest spread 		                            	4.7%



Net yield on earning assets 	                    		5.8%



Changes in Net Interest Income

Year Ended December 31, 1995

(Dollar amounts in thousands)

                           	YTD  	Interest  	Average  	Change from prior	year
                         	Average 	Income/   	Yield/   	due to change in
Net Int. Income Analysis 	Balance 	Expense  	 Rate   	Volume 	Rate 	Total

 Loans                   	$53,237  	$4,812    	9.0% 	($652) 	$340 	($312)

 Other earning assets:

  Interest-bearing deposits

   with financial inst.   	   648    	  40    	6.2%  	  29  	  1      30

  Investment securities   	14,497 	    848    	5.8% 	   48 	  70  	  118

  Mort. sec. held for sale   	  0     	  0    	0.0%   	(87) 	(86)  	(173)

  Federal funds sold       	6,505 	    375    	5.8% 	  200 	  54  	  254

    Other earning assets  	21,650   	1,263    	5.8% 	  190 	  39     229

Total int.-earning assets 	74,887  	$6,075    	8.1%	 ($462)	$379   	($83)

Non-earning assets:

  Cash and due from banks  	5,065

  Other assets             	6,871

  Allowance for loan losses 	(711)

                         	$86,112

Interest-bearing liabilities:

  Deposits:

    Demand                	$7,771     	$73    	0.9%    	$12    	$1  	$13

    Money market/savings  	30,669 	    816    	2.7%    	(52) 	  58     6

    Time cert. of deposit   9,623   	  423    	4.4%   	(194)    82 	(112)

  Federal funds purchased  	  178    	  10    	5.3%    	(16)  	  4  	(12)

Total int.-bearing liab.  	48,241  	$1,322    	2.7%  	($250) 	$145 	($105)

Non-interest bearing liab.

  and Shareholders' equity:

  Non-int. bearing demand 	32,229

  Other liabilities        	  398

  Shareholders' equity     	5,244

                         	$86,112



Net interest income               		$4,753



Net interest spread                           	5.4%



Net yield on earning assets                 			6.3%





Investment Securities

	The following table shows the carrying amount of the portfolio of investment securities at the end of each of the past two years:

                             						   Total					                   Estimated
                  					             Amortize   Gross Unrealized      Market
                                      Cost      Gains    Losses       Value
1996

Securities available for sale:

 US. Treasury and agency securities 	$1,004       	$3       	$0      	$1,007

 Mortgage-backed securities             	19        	5        	0          	24

    Total                           	$1,023       	$8       	$0      	$1,031



Securities held to maturity:

 Federal Reserve Bank stock           	$120       	$0       	$0        	$120

 Mortgage-backed securities          	5,969        	0     	(266)      	5,703

    Total                           	$6,089       	$0    	$(266)     	$5,823



1995

Securities available for sale:

 US. Treasury and agency securities 	$3,002       	$6       	$0       	$3,008

 Mortgage-backed securities            	300        	0       	(5)         	295

    Total                           	$3,302       	$6      	$(5)      	$3,303



Securities held to maturity:

 Federal Reserve Bank stock           	$148       	$0       	$0         	$148

 Mortgage-backed securities          	6,463        	0     	(304)       	6,159

     Total                          	$6,611       	$0    	$(304)      	$6,307





The following table shows the maturities of investment securities at December 31, 1996 and the weighted average yields of those securities.

                                  Over 1    Over 5
                                   Year      Years
                          1 Year  through   through 	  Over           Average
 (Dollars in thousands)  or less  5 Years  10 Years  10 Years  Total   Yield

Sec. available for sale:

  US Treas & agency sec. 	$1,007      	$0       	$0       	$0	$1,007   	5.7%

  Mortgage-backed sec.        	0      	24        	0        	0    	24   	6.5%

     Total               	$1,007     	$24       	$0       	$0	$1,031   	5.7%



Securities held to maturity:

  Mortgage-backed sec.       	$0  	$5,969       	$0       	$0 $5,969   	6.3%

  Fed. Reserve Bank Stock     	0       	0        	0      	120   	120   	6.0%

      Total                  	$0  	$5,969       	$0     	$120 $6,089   	6.3%











Loan Portfolio

	The following table sets forth the amount of loans outstanding at the end of the past two years:
                                                  % of                   % of
  (Dollars in Thousands) 	            1996  	    Total       1995       Total

Commercial Loans                  	$14,056       	29.6%  	$15,488       	30.9%

Real Estate Loans:

    Interim Construction              	457        	1.0%        	0        	0.0%

    Income Property                	27,220       	57.4%   	24,987       	49.8%

    Residential 1-4 units           	4,819       	10.2%    	8,517       	17.0%

       Total real estate loans     	32,496              	 	33,504

Installment loans                     	895        	1.9%    	1,179        	2.3%

                                   	47,447      	100.0%   	50,171      	100.0%

Deferred net loan origination costs   	249                   		64

Allowance for Loan Losses          	(1,088)               	 	(720)

       Net Loans                  	$46,608             	 	$49,515



	The following table shows the amounts of commercial and real estate construction loans outstanding at the end of the past two years which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year but less than five years, and more than five years. The amounts are classified according to the sensitivity to changes in interest rates.



 Commercial and Construction Loans
                                                      December 31,
   (Dollars in thousands) 	                      1996 	             1995

COMMERCIAL LOANS

Aggregate maturities of loan balances due:

  In one year or less:

    Interest rates are floating or adjustable 	$10,039           	$13,962

    Interest rates are fixed or predetermined       	0             	1,035

    After one year but within five years:

      Interest rates are fixed or predetermined 	4,012               	491

    After five years:

      Interest rates are fixed or predetermined     	5                	0

          Total commercial loans               	14,056           	15,488

REAL ESTATE CONSTRUCTION LOANS
  Aggregate maturities of loan balances due
     in one year or less and interest rates
     are floating or adjustable                   	457                	0

Total commercial and construction loans       	$14,513          	$15,488



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



	At December 31, 1996, loans on nonaccrual totaled $568,400, compared with $523,000 at year end 1995. The reduction in interest income associated with nonaccrual loans was approximately $147,100 during 1996, and $79,900 during 1995. At December 31, 1996 and 1995, there were no loans past due ninety days or more and still accruing interest. At December 31, 1996 and 1995, the Bank had classified $68,900 and $60,600, respectively, of its loans as impaired and recorded the full amount as specific reserve in the allowance for loan losses. In addition, the Bank classified $499,500 and $2,354,900, respectively, of its loans as impaired without a specific reserve. The average recorded investment of impaired loans during the year ended December 31, 1996 and 1995 was approximately $2,433,400 and $2,422,900, respectively. Interest income of $73,000 and $60,900, respectively, was recognized on impaired loans during the years ended December 31, 1996 and 1995. There were no restructured loans at December 31, 1996. However, at December 31, 1995, loans with restructured terms totaled $1,253,900. The reduction in interest income associated with restructured loan was approximately $25,000 in 1995. There were no other loans at December 31, 1996, where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms, and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. At December 31, 1996, the Company had no loan concentrations exceeding ten percent of total gross loans outstanding.



Summary of Loan Loss Experience

	The allowance for loan losses is established by a provision for loan losses charged against current period income. Losses are charged against the allowance when, in management's judgment, the collectability of a loan's principal is doubtful. The accompanying financial statements require the use of management estimates to calculate the allowance for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, the value of collateral and other relative factors. The Bank's lending is concentrated in Los Angeles County and surrounding areas, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1996 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy and increases in interest rates may result in losses that cannot reasonably be predicted at this date. Such losses may also cause unanticipated erosion of the Bank's capital.

	The following table summarizes the changes in the allowance for loan losses arising from loan losses, recoveries on loans previously charged off and provisions for loan losses charged to operating expense.



 Loan Charge-offs and Recoveries
    (Dollars in thousands) 	  	                             1996 	       1995

Balance of allowance for loan losses at beginning of year 		$720        	$796

Loans charged off:

     Commercial                                           		(297)       	(437)

     Real estate 	                                            	0 	       (233)

     Installment                                            		(6)        	(70)

        Total loans charged off 		                          (303)       	(740)

Recoveries of loans previously charged off:

     Commercial                                             		69          	97

     Real estate                                             		0           	3

     Installment                                             		1           	3

        Total loan recoveries                               		70         	103

Net loans charged off 		                                    (233)       	(637)

Provision charged to operating expense                     		601         	561

Balance of allowance for loan losses at end of year     		$1,088        	$720

                                       	                    1996 	       1995

Amount of loans outstanding at end of the year          	$47,447     	$50,171

Average amount of loans outstanding                     	$49,670     	$53,237

Ratio of net charge-offs to average loans outstanding 	     0.47%      	1.20%

Ratio of allowance for loan losses at the end of the
     year to average loans outstanding                     	2.19%      	1.35%

Ratio of allowance for loan losses at the end of the
     year to loans outstanding at the end of the year      	2.29%      	1.44%



	The following table sets forth the Company's allocation of the allowance for loan losses to specific loan categories at the end of the past two years. The allocations are based upon the same factors as considered by management in determining the amount of additional provisions to the allowance for loan losses and the aggregate level of the allowance.



 Allowance for Loan Losses               ___________December 31,____________
                                         1996                   1995
  (Dollars in thousands)                  Percent of              Percent of
                                           Loans in                Loans in
                               Allowance     Each      Allowance     Each
                                  for     Category to     for     Category to
                              Loan Losses Total Loans Loan Losses Total Loans

Commercial loans 	                  $158      	14.5%       	$147      	20.4%

Real  estate loans:

     Interim construction             	0       	0.0%          	0        	0.0%

     Income property                	445      	40.9%        	367       	51.0%

     Residential 1-4                  	0       	0.0%          	0        	0.0%

Installment loans                    	56       	5.1%          	0        	0.0%

Others                                	0       	0.0%         	39        	5.4%

Unallocated                         	429      	39.4%        	167       	23.2%

 Total allowance for loan losses	 $1,088     	100.0%       	$720      	100.0%

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

	Although management believes the level of the allowance for loan losses as of December 31, 1996, is adequate to absorb losses inherent in the loan portfolio, currently unanticipated conditions and events, such as additional declines in the local economy and increases in interest rates, may result in losses that cannot reasonably be predicted at this date.



Sources of Funds



	Deposits traditionally have been the primary source of the Bank's funds for use in lending and other investments. The Bank also derives funds from net earnings, receipt of interest and principal on outstanding loans and other sources, including the sale of investment securities. The Bank is a member of the Federal Reserve System and may borrow through that system under certain conditions. However, as described in section entitled "Formal Agreement; Restrictions on Transfers of Funds to the Company by the Bank," the Bank's capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window.



Deposits

	The Bank's deposit products include noninterest-bearing demand deposits, interest-bearing demand deposits, money market and savings accounts, and time certificates of deposit. The majority of the Bank's deposits are obtained from its primary marketing area.

	The distribution of average deposits and the average rates paid thereon is summarized for the periods indicated below:


                                         1996                 1995
                                  Average    Average    Average   Average
(Dollars in thousands) 		         Balance 	    Rate     Balance 	   Rate

Demand, non-interest-bearing    		$31,762 		            $32,229

Demand, interest bearing 	         	6,628     	0.90%     	7,771    	0.90%

Money market and savings           27,566     	2.70%    	30,669    	2.70%

Time certificates of deposit:

    Under $100,000 	               	5,776     	4.30%     	3,902    	4.30%

    $100,000 or more 		             2,687     	4.50%     	5,721    	4.50%

         Total Deposits 	        	$74,419             		$80,292

	The following is a maturity schedule of time certificates of deposit of $100,000 or more at the end of the past two years:



 Time Certificates of Deposit                           December 31,
(Dollars in thousands) 	 	                        1996 	               1995

Three months or less                          		$3,443              	$2,156

Over three months through six months 	          	2,360               	2,242

Over six months through twelve months 	         	2,298               	3,693

Over twelve months                               		161                 	989

        Total                                 		$8,262              	$9,080





The Bank had no brokered deposits at December 31, 1996 and 1995.



Selected Financial Ratios



	The following table sets forth the ratios of net loss to average assets and to average shareholders' equity, and the ratio of average shareholders' equity to average assets.


                                       		            1996 	            1995

Return on average assets 		                          (1.2)%    	       (1.6)%

Return on average shareholders' equity 		           (22.8)%           (26.8)%

Average shareholders' equity to average assets       		5.2%             	6.1%

Shareholders' equity to total assets at year end     		4.6%             	4.6%






































ITEM 2.  PROPERTIES



	The Bank leases 14,900 square feet of office space and 5,600 square feet of retail banking space at 11150 West Olympic
Boulevard, Los Angeles, California under a noncancelable operating lease, which expires on August 31, 2002. The lease provides for annual rental payments of approximately $399,500 during 1997, $594,100 during 1998 - 2001 and $396,100 in 2002.
In addition, the Bank pays its proportionate share of increases in common operating expenses.



ITEM 3.  LEGAL PROCEEDINGS



	Information concerning legal proceedings is incorporated herein by reference from Note 10 in "NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS" on page 26 of the Company's 1996 Annual Report to
Shareholders, which is attached as Exhibit No. 13.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



	No matters were submitted to shareholders during the fourth quarter of 1996.






          PART II





ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
SHAREHOLDER

MATTERS



	Information concerning the market for the Company's common shares and related shareholder matters is incorporated herein by reference from the section entitled "MARKET PRICES FOR COMMON
SHARES" on page 31 of the Company's 1996 Annual Report to
Shareholders, which is attached as Exhibit No. 13.

	Information concerning restrictions on the Bank's ability to transfer funds to the Company in the form of cash dividends, loans or advances is incorporated herein by reference from Note
11 in "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" on pages 26 and 27 of the Company's 1996 Annual Report to Shareholders, which is attached as Exhibit No. 13 and from "Item 1. Business --
Restrictions on Transfers of Funds to the Company by the Bank."

	At February 28, 1997, there were approximately 271 holders of record of the Company's common shares. The average of the bid and asked prices of the Company's common shares at that date was $2.625 as reported by principal market makers in the Company's common shares.





ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND

RESULTS OF OPERATIONS



	Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference from the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS" on Pages 5 through 13 of the Company's 1996 Annual Report to
Shareholders, which is attached as Exhibit No. 13.  See also
"Financial Highlights" incorporated herein by reference from page 4 of the Company's 1996 Annual Report to Shareholders, which is attached as Exhibit No. 13.





ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



	Financial statements of the Company and the "INDEPENDENT AUDITORS' REPORT" are incorporated herein by reference from the Company's 1996 Annual Report to Shareholders, which is attached
as Exhibit No. 13.   See "Item 14.  Exhibits, Financial
Statement Schedules and Reports on Form 8-K" below for financial statements filed as a part of this report.





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

	As of March 31, 1997, the executive officers of the Company and the Bank were:

Name                	Position 	                                         Age

Craig D. Collette   	President of the Company and the Bank and
                     Chief Executive Officer of the Bank 	               54

Timothy J. Herles   	Executive Vice President and Senior Credit
                     Officer of the Bank                                	55

Daniel L. Erickson  	Senior Vice President and Chief Financial
                     Officer of the Bank                                	52

Adrienne Caldwell   	Senior Vice President, Cashier, Chief
                     Operating Officer and Chief Administrative
                     Officer of the Bank                                	54





	CRAIG D. COLLETTE has been the President of the Company and the Bank and Chief Executive Officer of the Bank since January 1997.
 Mr. Collette has been a banker for 29 years in the Southern
California banking community.  Prior to joining the Bank, Mr.
Collette was President. COO and Director of TransWorld Bank,
Sherman Oaks, CA and, for approximately 18 years, was President, CEO and Director of Landmark Bank, La Habra, CA. Mr. Collette began his career as an investment banker for Bier, Wilson & Co.
and later joined Bank of California as Vice President - Regional
Manager before helping to form Landmark Bank. Mr. Collette received a Bachelor's Degree from Brigham Young University and a MBA from the University of Southern California.



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

ITEM 10.  EXECUTIVE COMPENSATION



	Information concerning management compensation and transactions is incorporated herein by reference from the section entitled
"DIRECTORS AND EXECUTIVE OFFICERS -- Compensation of Executive
Officers and Directors" of the Company's Proxy Statement, which is attached as Exhibit No. 99.1.





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





ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K



	(a)  Financial Statements and Schedules



	The following financial statements included in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference (page number references are to the 1996 Annual Report to Shareholders).


Marathon Bancorp and Subsidiary                                      Page

	Consolidated Statements of Financial Condition

	  as of December 31, 1996 and 1995                                   14

	Consolidated Statements of Operations

	  for the years ended December 31, 1996, 1995 and 1994               15

	Consolidated Statements of Cash Flows

	  for the years ended December 31, 1996, 1995 and 1994            16 - 17

	Consolidated Statements of Changes in Shareholders' Equity

	  for the years ended December 31, 1996, 1995 and 1994               17

	Notes to Consolidated Financial Statements                        18 - 29

	Independent Auditors' Report                                         30



	All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.





	(b)  Reports on Form 8-K



	The Company filed no Reports on Form 8-K during the fourth quarter of 1996.





	(c)  Exhibits



	See Exhibit Index at Page 24 this Form 10-KSB.








 SIGNATURES





	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 1997.



								MARATHON BANCORP (Registrant)





								Nikolas Patsaouras

								Chairman of the Board



	`Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                              Title                  Date

___________________________       		Chairman of the Board      March 31, 1997
Nikolas Patsaouras


___________________________       		Director, Chief Financial		March 31, 1997
Thomas Mallos                       Officer and Principal
                                  		Accounting Officer

___________________________        	Director                			March 31, 1997
Robert J. Abernethy

___________________________       		Director               				March 31, 1997
Frank W. Jobe, M.D.

___________________________       		Director and President   		March 31, 1997
Craig D. Collette

___________________________        	Director and Secretary     March 31, 1997
Robert L. Oltman

___________________________       		Director and Assistant   		March 31, 1997
Ann Pappas                        		Chief Financial Officer






       EXHIBIT INDEX











Exhibit No.        Description                                         Page

   3.1		           Articles of Incorporation (4)	                   					*

   3.2           		Bylaws (4)						                                    		*

  10.1	           	Company Office Lease - Suite 280 (3)             					*

  10.2           		Bank Office Lease - Suite 180 (3)		                			*

  10.3	           	Bank Office Lease - Suite 110 (5)	                				*

  10.4             Company and Bank Office Lease
                 		commencing September 1, 1992 (6)				                 	*

  10.5	           	Employment Agreement of J F. Morrow II (4)	        			*

  10.6           		1983 Stock Incentive Plan (1)                   						*

  10.7             Form of Non-Qualified Stock Option Agreement
                 		(1983 Stock Incentive Plan) (1)				                 		*

  10.8           		Amendments to the Marathon Bancorp 1983 Stock
                 		Incentive Plan (5)						                             	*

  10.9	           	Form of Incentive Stock Option Agreement (1)			      	*

 10.10           		1986 Non-Qualified Stock Option Plan, as amended (2)		*

 10.11           		Form of Non-Qualified Stock Option Agreement
                 		(1986 Non-Qualified Stock Option Plan) (2)	        			*

 10.12           		Form of 1990 Stock Option Plan (5)			               		*

 10.13             Form of Non-Qualified Stock Option Agreement -
                 		Director Option (1990 Stock Option Plan) (5)	      			*

 10.14	           	Form of Non-Qualified Stock Option Agreement
                 		(1990 Stock Option Plan) (5)			                    			*

 10.15           		Form of Incentive Stock Option Agreement
                 		(1990 Stock Option Plan) (5)		                    				*

 13.             		Annual Report to Shareholders for the year ended
                 		December 31, 1996 (parts not incorporated by reference
                 		are furnished for informational purposes and are not
                 		filed herewith)			                     				           26


 21.               Subsidiaries of Company			                        			 27



 23.	             	Consent of Deloitte & Touche LLP			                		 29



 99.1	             	Proxy Statement for Annual Meeting of Shareholders
                  		to be held on June 16, 1997	                   					 30







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

(3)   These exhibits are contained in the registrants' Annual
Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File No.2-83191), filed with the Commission on March 28, 1988, and are incorporated herein by reference.

(4)   These exhibits are contained in the registrants' Annual
Report on Form 10-K for the fiscal year ended December 31, 1988 (Commission File No.0-012510), filed with the Commission on March 20, 1989, and are incorporated herein by reference.

(5) These exhibits are contained in the registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No.0-012510), filed with the Commission on March 19, 1990, and are incorporated herein by reference.



(6)   These exhibits are contained in the registrants' Annual
Report on Form 10-K for the fiscal year ended December 31, 1991
(Commission File No.0-012510), filed with the Commission on March 19, 1992, and are incorporated herein by reference.




































































































                                   EXHIBIT 13.



















































































































                                   EXHIBIT 21.

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















































































































































































































                                    EXHIBIT 23.




INDEPENDENT AUDITORS' CONSENT

Board of Directors and Shareholders
Marathon Bancorp
Los Angeles, California

We consent to the incorporation by reference in Registration Statement Nos. 2-90321 and 33-40408 on Form S-8 of Marathon Bancorp and subsidiary of our report dated February 28, 1997 (March 24, 1997 as to Notes 11 and 13) which report includes an explanatory paragraph relating to certain regulatory matters discussed in footnote 11, incorporated by reference in the Annual Report on Form 10-KSB for the year ended December 31, 1996.




Los Angeles, California
March 31, 1997


















































































































                                    EXHIBIT 99.1