Form 10QSB
period 1997-03-31
MARATHON BANCORP
filed 1997-05-15
CIK 718446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10- QSB

1



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

1

                  For the quarterly period ended
                        March 31, 1997




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

State or other jurisdiction
 of incorporation)          I.R.S. Employer Identification No.)


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



      As of May 1, 1997, there were 1,589,596 shares of no par
Common Stock issued and outstanding.

Consolidated Statements of Financial Condition
Marathon Bancorp and Subsidiary
                            	     March 31,          December 31,



(Unaudited)                         	1997                	1996

Assets

Cash and due from banks         	$3,660,900          	$4,788,900

Federal funds sold              	18,600,000           	2,500,000

      Cash and cash equivalents 	22,260,900           	7,288,900

Interest-bearing deposits with
 financial institutions            	896,000             	996,000

Securities available for sale    	2,018,900 	          1,030,700

Securities held to maturity
 (aggregate market value of
 $5,640,700 and	$5,823,000
 at March 31, 1997 and
 December 31, 1996, respectively)	6,078,400           	6,089,000

Loans receivable, net (allowance
 for loan losses of $1,110,100 and
 $1,088,200 at March 31, 1997 and
 December 31, 1996 respectively)	44,911,200          	46,608,200

Other real estate owned, net     	2,840,700           	3,085,300

Premises and equipment, net        	436,500             	453,100

Accrued interest receivable        	397,400 	            432,000

Other assets 	                      504,200             	409,800

Total                          	$80,344,200         	$66,393,000



Liabilities and Shareholders' Equity

Deposits:

     Demand, noninterest-
      bearing                  	$36,135,600         	$25,839,900

     Demand, interest-bearing    	5,943,100           	5,809,600

     Money market and savings   	25,111,600          	22,969,200

     Time certificates of deposit:

        Under $100,000           	5,350,400           	5,540,100

        $100,000 and over        	3,600,800           	2,722,200

     Total deposits             	76,141,500          	62,881,000

Accrued interest payable            	76,500             	113,700

Other liabilities                	  608,800             	355,500

        Total liabilities       	76,826,800          	63,350,200

Commitments and contingencies

Shareholders' equity:

     Preferred shares - no par
     value, 1,000,000 shares
     authorized,	no shares issued
     and outstanding Common shares
     - no par value, 9,000,000
     shares authorized, 1,589,596
     and 1,248,764 shares issued
     and outstanding at March 31,
     1997 and December 31, 1996
   , respectively                	8,846,900           	8,080,000

     Net unrealized gain on
     securities available for sale   	5,400               	7,500

     Accumulated deficit        	(5,334,900) 	        (5,044,700)

        Total shareholders'
         equity 	                 3,517,400           	3,042,800

Total 	                         $80,344,200         	$66,393,000



See accompanying notes to unaudited consolidated financial statements.
Consolidated Statements of Operations

Marathon Bancorp and Subsidiary

	                                      Three months ended

	                                           March 31

(Unaudited) 	                              1997       	1996

Interest income:

Loans, including fees                 	$875,900 	$1,071,200

Investment securities - taxable 	       109,300    	136,300

Federal funds sold                      	51,500    	161,100

Deposits with financial institutions    	13,800      	7,800

     Total interest income           	1,050,500  	1,376,400

Interest expense:

Deposits                               	256,500    	295,600

     Net interest income before
     provisions for loan losses        	794,000 	 1,080,800

Provision for loan losses 	             150,000          	0

    Net interest income after
    provisions for loan  losses        	644,000  	1,080,800

Other operating income:

Service charges on deposit accounts     	59,500     	63,900

Other service charges and fees           	8,200      	3,200

     Total other operating income       	67,700     	67,100

Other operating expenses:

Salaries and employee benefits 	        372,000 	   458,600

Net operating cost of other
 real estate owned                       	1,700     	39,600

Occupancy                              	156,100     	83,100

Furniture and equipment                 	36,700     	30,800

Professional services 	                  93,700    	197,500

Business promotion                       	7,400     	15,000

Stationery and supplies                 	28,200     	13,600

Data processing services               	114,500    	133,100

Messenger and courier services 	         36,700     	68,200

Insurance and assessments               	96,400     	98,900

Litigation                              	25,000          	0

Other expenses                          	33,500     	31,000

     Total other operating expenses  	1,001,900  	1,169,400

Net loss                             	$(290,200)  	$(21,500)

Net loss per share                      	$(0.23)    	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows

Marathon Bancorp and Subsidiary

(Unaudited) 	                            Three months ended

	                                              March 31,



Increase in cash and cash equivalents       	1997   	1996

Cash flows from operating activities:

Interest received 	                    $1,099,600 	$1,561,500

Service charges on deposit accounts
 and other fees received                  	67,700     	67,100

Interest paid                           	(293,700)  	(271,700)

Cash paid to suppliers and employees    	(813,200)	(1,171,900)

     Net cash provided by
      operating activities                	60,400    	185,000

Cash flows from investing activities:

Net (increase) decrease in interest-
 bearing deposits with other financial
 institutions 	                           100,000   	(198,000)

Purchase of securities available for sale(997,200) 	        0

Proceeds from maturities of securities
 available for sale                        	4,400  	2,111,500

Proceeds from maturities of securities
 held to maturity                          	6,000     	34,600

Net decrease in loans made to customers	1,539,600    	503,400

Proceeds from sale of other real
 estate owned                            	247,900    	307,200

Purchases of furniture, fixtures
 and equipment                           	(16,500)   	(80,900)

     Net cash provided by investing
      activities                         	884,200  	2,677,800

Cash flows from financing activities:



Increase in noninterest-bearing and
 interest-bearing demand deposits and
 money market and savings accounts    	12,571,600  	3,247,400

Net increase (decrease) in time
 certificates of deposits                	688,900   	(395,200)

Proceeds from the sale of common stock   	766,900          	0

     Net cash provided  by
      financing activities            	14,027,400  	2,852,200

Net increase in cash and
 cash equivalents 	                    14,972,000  	5,715,000

Cash and cash equivalents
 at beginning of period                	7,288,900 	22,850,300

Cash and cash equivalents
 at end of period                    	$22,260,900	$28,565,300

See accompanying notes to unaudited consolidated financial statements.

											 (Continued)



Consolidated Statements of Cash Flows (Continued)

Marathon Bancorp and Subsidiary

(Unaudited)                            	Three months ended

                                              	March 31,



Reconciliation of net loss to net
 cash provided operating activities        	1997      	1996

Net loss                              	$(290,200) 	$(21,500)

Adjustments to reconcile net loss
 to net cash provided by operating
 activities:

        Depreciation and amortization
         expense 	                        33,100    	26,300

        (Gain) loss on sale of other
          real estate owned              	(3,300)    	5,100

        Provision for loan losses       	150,000         	0

        Amortization of premiums and
         discounts on securities, net     	7,100 	    5,100

        Change in deferred loan
         origination fees, net            	7,400	    16,600

        Change in accrued interest
         receivable                      	34,600 	  163,400

        Change in accrued interest
         payable                        	(37,200)   	23,900

        Change in other assets          	(94,400) 	(132,000)

        Change in other liabilities     	253,300    	98,100

          Total adjustments 	            350,600   	206,500

Net cash provided  by
 operating activities                   	$60,400  	$185,000



Supplemental cash flow information:

   Loans made to facilitate the sale of
    other real estate owned 	                 $0   	$87,500





Consolidated Statements of Changes in Shareholders' Equity

Marathon Bancorp and Subsidiary



                        								             		   Net

                          									           Unrealized

                          									           Gain (loss)

                          									          on Securities

		          Preferred Common shares Accumulated Available
             	Shares 	Shares	Amount   Deficit 	  for Sale 	Total

Balance,
 December 31,
 1996       ---	1,248,764	$8,080,000	$(5,044,700)	$7,500	$3,042,800

Net Loss                            				(290,200)       	 	(290,200)

Net change
 in unrealized
 gain on securities
 available for sale 		                        	 		(2,100)   	(2,100)

Proceeds from the
 sale o		common
 stock 	          	340,832  	766,900                     			766,900

Balance, March 31,
 1997      --- 	1,589,596	$8,846,900	$(5,334,900)	$5,400	$3,517,400

See accompanying notes to unaudited consolidated financial statements.





















NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of Presentation and Management Representations

	The unaudited consolidated financial statements of Marathon Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

	The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 1997 and December 31, 1996, results of operations and changes in cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1997.



(2) Loss per Share

	Loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to reduce the loss per share.
Accordingly, the weighted average number of shares used to compute the loss per share was 1,275,273 and 1,248,764 for the three-month periods ended March 31, 1997 and 1996, respectively.



(3)  Sale of Common Stock



During the first quarter of 1997, the Company successfully completed a private placement offering and issued 340,832 shares of common stock at $2.25 per share and contributed the net proceeds of $766,900 to the Company's wholly-owned subsidiary, Marathon National Bank (the "Bank") as equity capital.



MANAGEMENT'S DISCUSSION AND ANALYSIS



	The following discussion is intended to provide additional information about the Company, its financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. Since the Bank represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB. Averages presented are daily average balances.



Summary



	Marathon Bancorp recorded a net loss for the three-month period ended March 31, 1997 of $290,200, or $0.23 per share compared to a net loss of $21,500, or $0.02 per common share, for the same period in 1996. The primary reasons for the decrease in earnings were the fact that net interest income for the three-month period ended March 31, 1997 decreased by $286,800 from the same period in 1996 (see "Net Interest Income") and the Bank made a $150,000 loan loss provision for the three-month period ended March 31, 1997 as compared to no provision for the same period in 1996 (see "Provision for Loan Losses") while other operating expenses declined by $167,500.



	As summarized in Table 1 and discussed more fully below, the Bank's operations for the first three months of 1997 resulted in a 26.5 percent decrease in net interest income, a 100.0 percent increase in the provision for loan losses, a 1.5 percent increase in other operating income, and a 14.3 percent decrease in other operating expenses.

       Table  1
 Summary of Operating Performance
                         Three-month Period     Increase/
                           Ended March 31, 	    Decrease
(Dollars in thousands)     	1997   	1996   	Amount   	Percent



	Net interest income       	$794 	$1,081    	$(287)  	(26.5)%

	Provision for loan losses  	150      	0      	150      N/A

	Other operating income      	68     	67        	1      	1.5%

	Other operating expenses 	1,002  	1,169     	(167)   	(14.3)%

	Net loss                 	$(290)  	$(21)   	$(269)	(1,274.4)%





	At March, 31, 1997, the Company had total assets of $80,344,200, total net loans of $44,911,200 and total deposits of $76,141,500. This compares to total assets of $66,393,000, total net loans of $46,608,200 and total deposits of $62,881,000 at December 31, 1996. Total deposits and total assets were unusually high at March 31, 1997 due to a $7,900,000 deposit which the Bank had for only that day.



	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a six year strategic plan by November
1, 1995.  The plan included, among other things, action plans to
accomplish the following:      a) achieve and maintain the
desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 30, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 4.0 percent. At March 31, 1997, the Company and the Bank had a Tier 1 risk based capital ratio of 7.0 percent, and a Tier 1 capital leverage ratio of 5.2 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.



	On December 16, 1996, the Company entered into a formal agreement with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends except with the prior approval of the FRB, submit an acceptable plan to increase and maintain an adequate capital level, submit annual statements of planned sources and uses of cash, and submit annual progress reports.



Operating Performance



	The following discussion explains in greater detail the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements and noted thereto as well as the Company's 1996 Annual Report on Form 10-KSB .



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



	Operating results in the three-month period of 1997 were impacted by a 26.5 percent decrease in net interest income from the same period of 1996, to $1,050,500. The reasons for this decline were decreases in the rate of interest earned on loans, the increase in the level of nonaccrual loans and a decrease in the volume of earning assets, partially offset by a decrease in the rate of interest paid on interest-bearing liabilities and amount of interest bearing liabilities. The average rate of interest earned on loans was 7.6 percent in 1997 as compared to 8.6% in 1996, as nonaccrual loans increased to $2,074,700 at March 31, 1997 from $843,000 at March 31, 1996. In addition, average loans outstanding declined $4,125,000 or 8.1 percent between the three months ended March 31, 1996 and the three months ended March 31, 1997 while average interest-bearing liabilities decreased $3,001,000 or 7.2 percent. The amounts of these increases and reductions may be seen in Table 2.



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



	The Company's interest rate spread for the three-month period ended March 31, 1997 was 4.5 percent compared to 5.0 percent in 1996. The 1997 decrease was due to a decrease in the yield on all earning assets. A decrease in the prime rate in early 1996 contributed to the decrease in the rates paid on interest-bearing liabilities. The net yield on earning assets was 5.4 percent in the three-month period of 1997 and 6.2 percent during the same period in 1996.



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



































Table 2

Net Interest
 Income Analysis    	Interest  Weighted  Change from proir year
(Dollars in  Average  income/  Average      due to change in:
(thousands) 	balance  expense	yield/cost Volume   Rate    Total

Three months
 ended March
 31, 1997

    Loans   	$46,539   	$876     	7.6%   	$(83) 	$(112) 	$(195)

    Other
    earning
    assets   	12,976    	175     	5.5    	(100)   	(31)  	(131)

    Interest-
    earning
    assets 	  59,515  	1,051     	7.2    	(183)  	(143)  	(326)

    Interest-
    bearing
    liabil-
    ities    	38,510    	257     	2.7     	(20)   	(19)   	(39)

            	$21,005   	$794     	4.5%  	$(163) 	$(124) 	$(287)

    Net yield on earning assets 		5.4%

Three months ended March 31, 1996

    Loans   	$50,664 	$1,071     	8.6%  	$(106) 	$(112) 	$(218)

    Other
    earning
    assets   	20,280    	306     	6.1     	(42)    	(5)   	(47)

    Interest-
    earning
    assets 	  70,944  	1,377     	7.9    	(148)  	(117)   	(265)

    Interest-
    bearing
    liabil-
    ities    	41,511    	296 	    2.9    	(103)    	26     	(77)

            	$29,433 	$1,081     	5.0%   	$(45) 	$(143)  	$(188)

    Net yield on earning assets 		6.2%





Other Operating Income : Other operating income increased 1.5 percent in the three-month period ended March 31, 1997 to $67,700 from $67,100 in the three-month period ended March 31, 1996.



Provision for Loan Losses:   Implicit in lending activities is
the fact that losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the portfolio as affected by economic conditions and the financial experience of borrowers.
Management of the Bank has instituted stringent credit policies designed to minimize the level of losses.



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



	Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $5,883,500 of loans classified as substandard at March 31, 1997 as compared to $5,897,500 of substandard and $44,300 of loans classified as doubtful at December 31, 1996. In addition to the classified loans, the Bank was also monitoring $2,504,000 of loans which it had designated as listed at March 31, 1997 as compared to $2,276,600 at December 31, 1996.



	With the exception of these classified and listed loans, management is not aware of any other loans as of March 31, 1997 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.



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



	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the Bank made a $150,000 provision for loan losses in the first three months of 1997. Loans totaling $145,400 were charged off during the period, and $17,300 was recovered. Loans charged off amounted to $38,100 in the three-month period ended March 31, 1996, while recoveries totaled $6,100. The March 31, 1997 allowance for loan losses was $1,110,100, or 2.4 percent of gross loans outstanding, compared to 2.3 percent at December 31, 1996. The allowance for loan losses reflects management's perception of the lending environment in which it operates.
Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur. As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.



	At March 31, 1997 and 1996, the Bank had classified $1,424,200 and $46,800, respectively, of its loans as impaired and recorded a loss of $173,000 and $46,800, respectively, as a specific reserve. At March 31, 1997 and 1996, the Bank classified
$52,100 and $2,093,200, respectively, of its loans as impaired without a specific reserve. Since these loans are collateral dependent and the estimated fair value of the collateral exceeds the book value of the related loans, no specific loss reserve was recorded on these loans in accordance with SFAS No. 114.
The average recorded investment of impaired loans during the three months ended March 31, 1997 and 1996 was approximately
$1,462,200 and $1,957,500, respectively. Interest income of $1,300 and $19,200, respectively, was recognized on impaired loans during the three months ended March 31, 1997 and 1996.



	At March 31, 1997, nonaccrual loans totaled $2,074,700, or 4.5 percent of gross loans, compared with $568,400, or 1.2 percent at December 31, 1996. Other real estate owned (OREO), consisting of properties received in settlement of loans totaled
$2,840,700 at March 31, 1997, an increase of $244,600 or 7.9%
from December 31, 1996.



	Because of the current economic environment, it is possible that nonaccrual loans and OREO could increase in 1997. Although management believes that the allowance for possible loan losses is adequate and OREO is carried at fair value less estimated selling costs, there can be no reasonable assurance that increases in the allowance for loan losses or additional write-downs of OREO will not be required as a result of the deterioration in the local economy or increases in interest rates.





Other Operating Expenses: Other operating expenses totaled $1,001,900 for the three-month period of 1997, a decrease of $167,500 or 14.3 percent from $1,169,400 for the three month period of 1996. Occupancy expense increased due to the Bank's relocation to its original location in November 1996 which had been vacated due to earthquake damage. The monthly rent has increased from $17,400 per month to $46,300 per month. Significant progress has been made to reduce operating expenses through attrition and expense control. Total other operating expenses were 5.9 percent and 5.8 percent of average total assets at March 31, 1997 and 1996, respectively.



Income Taxes: Deferred income taxes are computed using the liability method based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods

	The Company had no income tax expense or benefit for the three months ended March 31, 1997 or 1996. For federal income tax purposes, the Company has a net operating loss carryforward of approximately $3,727,000 which expire in 20080 - 2011. For state income tax purposes, the Company has incurred a net operating loss of approximately $5,252,000 which expire in 1997
- 2001 to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law.



Financial Condition



As set forth in Table 3, the Company recorded average total assets for the three-month period ended March 31, 1997 of $67.7 million, a 14.1 percent decrease from 1996 annual average total assets of $78.8 million. The Bank's average fed funds sold decreased by $6.7 million or 59.6 percent in the three-month period ended March 31, 1997 due to a similar decline in average deposits noted below. In addition, the Bank's average loans decreased 6.4 percent in the three-month period ended March 31, 1997 primarily due to reductions in the commercial segment of the loan portfolio. This reduction reflects the current level of loan demand.



	Average total deposits of $64.3 million for the three-month period ended March 31, 1997 declined 13.6 percent from average total deposits of $74.4 for the year ended December 31, 1996. Non-interest-bearing deposits representing 40.1 percent of average total deposits for the three- month period ended March
31, 1997, totaled $25.8 million, down from $31.8 million, or
42.7 percent for year ended December 31, 1996. This decline is due to one relationship representing approximately 10 percent of average demand deposits which left the Bank in late 1996.

	 Table 3   	Three months ended   	Year ended
                March 31, 1997  December 31, 1996    	  Change
Balance Sheet   Average   % of    Average    % of     from 1996
analysis       	balance  	Total   balance   	Total  Amount   	%
(Dollars in
Millions)

	Loans         	 $46.5   	78.2%  	 $49.7    	71.5%  $(3.2)	(6.4)%

	Other interest-
  earning assets 	13.0   	21.8%    	19.8    	28.5%  	(6.8	(34.3)%

	Total earning
  assets         	59.5  	100.0%    	69.5   	100.0% 	(10.0)(14.4)%

	Total assets 	  $67.7          		 $78.8 	         $(11.1)(14.1)%

	Deposits:

	   Interest
    bearing
    demand      	 $6.2    	9.6%   	 $6.6     	8.9%	 $(0.4) (6.1)%

	   Money market
    and savings  	23.7   	36.9%    	27.6 	   37.1% 	 (3.9)(14.1)%

	   Time certif-
    icates of
    deposit       	8.6   	13.4%     	8.4    	11.3%   	0.2  	2.4%

	   Total interest-
    bearing
    deposits     	38.5   	59.9%    	42.6    	57.3%  	(4.1)	(9.6)%

	   Non-interest-
    bearing
    demand
    deposits 	    25.8   	40.1%    	31.8    	42.7%  	(6.0)(18.9)%

	   Total
    deposits   	 $64.3  	100.0%  	 $74.4   	100.0% $(10.1)(13.6)%

	Total earning assets as a percent of

	   total deposits 	                	92.5% 		93.4%







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

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 39.7 percent at March 31, 1997 and 22.7 percent at December 31, 1996. The average maturity of the Bank's investment securities portfolio is 1.8 years at March 31, 1997 versus 1.9 years at December 31, 1996. The loan to deposit ratio was 60.1 percent and 75.5 percent at March 31, 1997 and December 31, 1996, respectively.



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



	Marathon has emphasized core deposit growth which represents, on average, 86.7 percent of total average deposits during the three-month period ended March 31, 1997 and 88.6 percent during all of 1996. In addition, the Company's time deposits were primarily from its local customer base, which is highly diversified and without significant concentrations.



	While the demand deposits are noninterest-bearing, the account relationships are not without cost as the Bank provides messenger, courier, accounting and data processing services in connection with the relationships.



Interest Rate-Sensitivity Management: Interest rate sensitivity management focuses, as does liquidity management, on the maturities of earning assets and funding sources. In addition, interest rate sensitivity management takes into consideration those assets and liabilities whose interest rates are subject to change prior to maturity. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds. In an effort to maintain consistent earnings performance, the Bank manages the repricing characteristics of its assets and liabilities to control net interest sensitivity.



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



	It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities.
Rate sensitive assets were 117 percent of rate sensitive liabilities at March 31, 1997 as compared to 96 percent at the end of 1996. In the one year or less category, rate sensitive assets were 111 percent of rate sensitive liabilities at March
31, 1997 and 114 percent at December 31, 1996. The gap position is but one of several variables that affect net interest income.
 Consequently, these amounts are used with care in forecasting the impact of short term changes in interest rates on net interest income. In addition, the gap calculation is a static indicator and is not a net interest income predictor in a dynamic business environment.







Table 4

Analysis of Rate Sensitive

Assets & Liabilities
                               Rate sensitive or maturing in

by Time Period		    90 days   3 - 12   1 - 5   Over 5

(Dollars in
 millions)	         or less   months   years    years    Total


March 31, 1997

Investments         	$20.2    	$1.3   	$6.1    	$0.0   	$27.6

Loans 	               23.7    	10.7    	5.2     	4.3    	43.9

  Rate sensitive
   assets            	43.9    	12.0   	11.3     	4.3    	71.5

Time deposits         	4.6     	4.4    	0.0     	0.0    	$9.0

Other deposits       	34.0     	7.6   	10.6  	 	         52.2

   Rate sensitive
    liabilities      	38.6    	12.0   	10.6 	    0.0 	   61.2

Rate sensitive GAP   	$5.3    	$0.0   	$0.7    	$4.3   	$10.3

Cumulative GAP       	$5.3    	$5.3   	$6.0   	$10.3     	--

Cumulative ratio of
 sensitive assets to
 liabilities          	1.1     	1.1    	1.1     	N/A     	1.2

December 31, 1996

Investments          	$2.9    	$1.6   	$6.0    	$0.1   	$10.6

Loans                	33.7     	3.8    	5.2     	4.4    	47.1

    Rate sensitive
     assets          	36.6     	5.4   	11.2     	4.5    	57.7

Time deposits         	3.4     	4.6    	0.2     	0.0     	8.2

Other deposits       	27.6     	1.2    	0.0    	23.0    	51.8

    Rate sensitive
     liabilities     	31.0     	5.8    	0.2 	   23.0    	60.0

Rate sensitive GAP   	$5.6   	$(0.4) 	$11.0  	$(18.5)  	$(2.3)

Cumulative GAP       	$5.6    	$5.2  	$16.2   	$(2.3)     	--

Cumulative ratio of
 sensitive assets to
 liabilities assets
 to liabilities       	1.2 	    1.1 	   1.4     	1.0     	1.0









Capital Resources And Dividends



	The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's asset, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.



	Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).



	On September 30, 1995, the Bank entered into a formal agreement with the OCC under which the Bank agreed to submit a three year strategic plan by November 1, 1995. The plan included, among other things, the action plans to accomplish the following: a) achieve and maintain the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The plan was accepted by the OCC on January
30, 1996. The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent, and the Tier 1 capital leverage to 6.0 percent from 4.0 percent. At
March 31, 1997, the Bank had a Tier 1 risk based capital ratio of 7.0 percent, and a Tier 1 capital leverage ratio of 5.2 percent. Failure on the part of the Bank to meet the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or a receiver.



On December 16, 1996, the Company entered into a formal agreement with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends except with the prior approval of the FRB, submit an acceptable plan to increase and maintain an adequate capital level, submit annual statements of planned sources and uses of cash, and submit annual progress reports.



	The following table summarizes the actual capital ratios of the Company and the Bank (the capital ratios of the Company approximate those of the Bank) as of March 31, 1997, the minimum levels required under the regulatory framework for prompt corrective action and the capital ratios required by the formal agreement with the OCC.

                      Actual Bank    To be          OCC
                       Capital at  Categorized     Formal
                       3/31/97    as Adequately   Agreement
                                   Capitalized

Total risk-based   	     8.3% 	      8.0% 	          N/A

Tier 1 risk-based  	     7.0% 	      4.0% 	          8.5%

Tier 1 leverage    	     5.2% 	      4.0% 	          6.0%

































































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















                                         				        MARATHON
BANCORP











Date:       May 15, 1997


		                                     				  C. Thomas Mallos

	                                       				  Director and Chief
Financial Officer