Form 10-Q
period 1997-06-30
MARATHON BANCORP
filed 1997-08-15
CIK 718446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10- QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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



      As of August 1, 1997, there were 3,811,819 shares of no par Common Stock issued and outstanding.






Consolidated Statements of Financial Condition
Marathon Bancorp and Subsidiary

                                    	           June 30,    December 31,

(Unaudited) 	                                       1997    		1996

Assets

Cash and Due from Banks 	                     	7,005,000 	4,789,000

Federal funds sold                          			6,000,000 	2,500,000

Cash and cash equivalents	                   	13,005,000 	7,289,000

Interest-bearing deposits with financial institutions
                                           				 	498,000		996,000

Securities available for sale 	               	1,133,000 	1,031,000

Securities held to maturity (aggregate market value of
$5,579,000 and$5,823,000 at June 30, 1997 and December 31, 1996
respectively) 			                             	5,949,000 	6,089,000

Loans	                                  			  	46,469,000 	47,696,000

Reserve for credit losses	                    	(785,000) 	(1,088,000)

         Net Loans		                          45,684,000 	46,608,000

Other real estate owned, net 	                	1,281,000 	3,085,000

Premises and equipment, net 		                   433,000 	453,000

Accrued interest receivable                    		454,000 	432,000

Other assets 		                                		467,000 	410,000

Total Assets 	                              		68,904,000 	66,393,000



Liabilities and Shareholders' Equity

Deposits:

    Noninterest-bearing 	                   	$25,184,000	$25,840,000

    Interest-bearing                       			39,384,000 	37,041,000

        Total deposits		                     	64,568,000 	62,881,000

Accrued interest payable                        		84,000 		114,000

Other liabilities 		                             343,000 	355,000

        Total liabilities 		                  64,995,000 	63,350,000

Shareholders' equity:

     Preferred shares - no par value, 1,000,000 shares authorized, no shares issued and outstanding

     Common shares - no par value, 9,000,000 shares authorized, 1,835,151 and 1,284,764 shares issued and outstanding at June 30,1997 and December 31, 1996 respectively

                                          					9,399,000 	8,080,000

     Deficit 			                           	(5,493,000) 	(5,045,000)

     Net unrealized gain (loss) on
     securities available for sale
                                        					     3,000 	     8,000

        Total shareholders' equity            	3,909,000 	3,043,000

Total Liabilities and Shareholders' Equity
                                         				$68,904,000 	$66,393,000


See accompanying notes to unaudited consolidated financial statements.


Consolidated Statements of Operations



Marathon Bancorp and Subsidiary

			                                  	Three months ended  	Six months ended
                                         					June 30  	       June 30

(Unaudited) 		                         	1997     	1996 	      1997     	1996

Interest income:

Loans, including fees              	$920,000 	1,029,000 	$1,796,000 $2,100,000

Investment securities - taxable
			                                  115,000 	118,000 	   224,000     254,000

Federal funds sold                   	92,000 		167,000  	144,000       328,000

Deposits with financial
 institutions                        	10,000	 	11,000 		  24,000	       19,000

Total interest income             	1,137,000 	1,325,000 	2,188,000   2,701,000

Interest expense:

Deposits 		                          315,000 	 289,000     572,000     585,000

Federal funds purchased 	                  0   		0             		0 	    0

Total interest expense              	315,000  	289,000 	   572,000     585,000

Net interest income
before provisions for
loan losses 	                       	822,000		1,036,000 	1,616,000   2,116,000

Provision for loan losses                  0        		0   	150,000 	   0

Net interest income
after provisions for
loan  losses		                       822,000 	1,036,000 	1,466,000   2,116,000

Other operating income:

Service charges on deposit
 accounts	                            97,000	   	38,000	 	157,000      103,000

Other service charges
 and fees 	                           	4,000    		3,000 		12,000 	      	6,000

Tot other operating income           101,000 	    41,000 	169,000	     109,000

Other operating expenses:

Salaries and employee
 benefits	                          	390,000    	425,000 	762,000      884,000

Net operating cost of
other real estate owned	              12,000  	  21,000		14,000         61,000

Occupancy                          		160,000   	90,000	 	316,000       173,000

Furniture and equipment              	38,000  		31,000	 	75,000         62,000

Professional services               	162,000 	 142,000 	256,000	       339,000

Business promotion 	                  22,000 	  15,000	 	29,000 	       30,000

Stationery and supplies              	26,000  		18,000	 	54,000 	       32,000

Data processing service	             128,000 	 105,000 	243,000	       238,000

Messenger
 and courier services                	22,000 		 82,000 		59,000 	      150,000

Insurance
and assessments                      	89,000 		96,000 		185,000       195,000

Other expenses                      		30,000	 	30,000	 	88,000 	       60,000

Total other
 operating expenses 	              1,079,000 	1,055,000	 2,081,000   2,224,000

Income (loss)
before income taxes               	$(156,000) 	$22,000		$(446,000)     $1,000

    Income taxes	                         	0       		0 	    2,000          	0

Net Income (loss)                	 $(156,000) 	$22,000 	$(448,000)     $1,000


Net income
 (loss) per share: 	              $    (0.10) $    0.02	$(   0.31)   	$  0.00

See accompanying notes to unaudited consolidated financial statements.




Consolidated Statements of Cash Flows
Marathon Bancorp and Subsidiary

(Unaudited) 			                                 			Six months ended
			                                                					June 30,

Increase (decrease) in cash and cash equivalents 	     1997  	1996

Cash flows from operating activities:

Interest received                         			 	$2,219,000 	$2,846,000

Service charges on
 deposit accounts and other fees received	        169,000 	108,000

Interest paid                             				 	(602,000) 	(583,000)

Cash paid to suppliers and employees       	 	(2,177,000) 	(2,247,000)

Net cash (used) provided by operating activities (391,000)	124,000


Cash flows from investing activities:

Net decrease (increase) in interest-bearing deposits with other
financial institutions 		                       		498,000 	(497,000)

Proceeds from maturities of
 securities available for sale			                      	0 	2,231,000

Purchase of securities available for sale       	(102,000)	 	0

Proceeds from maturities of
securities held to maturity		                     128,000 	  257,000

Net decrease (increase)
in loans made to customers                    		 	978,000		(153,000)

Proceeds from sale of other real estate owned  	1,645,000	  587,000

Purchases of furniture, fixtures and equipment   	(46,000)	(124,000)

  Net cash provided by investing activities    	3,101,000	2,301,000


Cash flows from financing activities:

Increase (decrease) in noninterest-bearing and  interest-bearing demand deposits and money market
and savings accounts 		                       		1,875,000	(2,594,000)

Net decrease in time certificates of deposits   	(188,000)	(748,000)

Proceeds from the sale of common stock        		1,319,000 		0

     Net cash provided (used) by
     financing activities                      	3,006,000	(3,342,000)

Net increase (decrease) in cash
and cash equivalents		                       	 	5,716,000  	(917,000)

Cash and cash equivalents at beginning of year 	7,289,000	22,850,000

Cash and cash equivalents at end of period 	  $13,005,000	$21,933,000



See accompanying notes to unaudited consolidated financial statements.

											 (Continued)



Consolidated Statements of Cash Flows (Continued)

Marathon Bancorp and Subsidiary

(Unaudited) 						                               Six months ended
	                                               							June 30,

Reconciliation of net income (loss)
to net cash provided (used)by operating activities   	1997   	1996

Net income (loss) 		                          		$(448,000) 	$1,000

Adjustments to reconcile net loss to net cash provided

      by operating activities:

      Depreciation and amortization expense       	66,000 		55,000

      (Gain) loss on sale of other
       real estate owned		                        	(3,000) 	21,000

        Provision for REO losses	                      	0      		0

        Provision for loan losses 	              	150,000       	0

        Amortization of premiums and discounts on securities,
         net                                 				 	12,000 		9,000

   Change in deferred loan origination fees, net   41,000 	(8,000)

       Change in accrued interest receivable     	(22,000) 	143,000

       Change in accrued interest payable        	(30,000) 	2,000

       Change in income tax receivable                 		0 			0

       Change in other assets		 	                 (96,000) 	(365,000)

       Change in other liabilities             	 	(61,000) 	266,000

          Total adjustments		                     	57,000 		123,000

Net cash (used) provided by operating activities	(391,000) 	$124,000

Supplemental cash flow information:

Transfer from loans to other real estate owned	  $185,000  	$243,400

Loans made to facilitate the sale of other real
estate owned 	 		                            		$1,695,000 	$88,000


  See accompanying notes to unaudited consolidated financial statements.





Consolidated Statements of Changes in Shareholders' Equity

Marathon Bancorp and Subsidiary
								             	 	      				              		         Net	Unrealized
	                                                          Gain (loss)
					  	                                                   on Securities
               Preferred   Common 	 	       Accumulated    Available
                Shares	    Shares	  Amount	    Deficit     for Sale      Total

Balance, December 31, 1996
                  ---   1,248,764 	$8,080,000	$(5,044,700)  	$7,500	$3,042,800

Net Loss		                                  		   (448,000)       		  (448,000)

Net change in unrealized
gain on securities
available for sale	                                      				(4,700)   (4,700)

Proceeds from the sale of
common stock 3/25/97
                          	340,832	  	766,900	                  				   766,900

Proceeds from the sale of
common stock  6/30/97
                          	245,555		  552,500	                		   	   552,500

Balance, March 31, 1997
                  	---
                        	1,835,151	$9,399,400	$(5,492,700)  	$2,800	$3,909,500

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

	The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 1997 and December 31, 1996, results of operations and changes in cash flows for the three-month and six-month periods ended June 30, 1997 and 1996.
The results of operations for the six-month period ended June
30, 1997 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1997.



(2) Income or loss per Share

	Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share was 1,592,294 for the three-month and 1,434,660 for the six-month period ended June 30, 1997 and 1,248,764 for the three-month and six-month periods ended June 30, 1996.



(3)  Sale of Common Stock

	During the first quarter of 1997, the Company successfully completed a private placement offering and issued 340,832 shares of common stock at $2.25 per share and contributed the net proceeds of $766,900 to the Company's wholly-owned subsidiary, Marathon National Bank (the "Bank") as equity capital. During the second quarter the Company began a public offering to sell 2,222,223 shares at $2.25 per share to raise $5,000,000 in new capital. The additional capital will bring the Bank and Caompany into compliance with its' regualtory agreements. At
June 30, 1997 $552,500 of the offering sales had been added to capital.

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



Summary



	Marathon Bancorp recorded a net loss for the six-month period ended June 30, 1996 of $156,000, or $0.31 per common share, compared with net income of $22,000, or $0.2 per common share, for the same period in 1996. The major reasons for the decrease in earnings were a decrease in net interest income and a provision for loan loss.

	As summarized in Table 1 and discussed more fully below, the Bank's operations for the first six months of 1997 resulted in a
23.6 percent decrease in net interest income, a 100% increase in the provision for loan losses and a 55 percent increase in other operating income.



 Table  1  Summary of Operating Performance
                        	            Six-month Period 	  Increase/
                                                  							(decrease)
(Dollars in thousands)               		1997   	1996    Amount 	Percent

	Net interest income                 		$1,616 	$2,116 	$(500) 	(23.6)%

	Provision for loan losses               	150      	0 	   150 	100.0%

	Other operating income                  	169 	   109     	60  	55.0%

	Other operating expenses              	2,081  	2,224   	(143) 	(6.4)%

	Net loss 	                           		$(446)    	$1  	$(447)    N/A


	At June 30, 1997, the Company had total assets of $68,904,000, total loans of $46,469,000 and total deposits of $64,568,000.
This compares to total assets of $66,393,000, total loans of $47,696,000 and total deposits of $62,881,000 at December 31, 1996.

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a six year strategic plan by November
1, 1995.  The plan included, among other things, action plans to
accomplish the following:      a) achieve and maintain the
desired capital ratios, as set forth below;  b)  attain
satisfactory profitability; and  c)  reduce other real estate owned.  The Plan was accepted by the OCC on January 30, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 4.0 percent.  At June 30,
1997, the Company and the Bank had a Tier 1 risk based capital ratio of  7.4 percent, and a Tier 1 capital leverage ratio of
5.8 percent.  Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to
significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.

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

	Interest income for the first six months of 1997 decreased
$513,000, or 19% as compared to the first six months of 1996.
The reasons for this decline were decreases in the rate of
interest earned on loans due to non-accruals and a decrease in the rate of interest earned on earning assets.  Interest paid on deposits decreased $13,000 from the same period in 1996, which
did not offset the decrease in income.   Loans earned at an
average rate of 7.8% percent in 1997 as compared to 8.5% in 1996 as we moved to a lower interest rate environment.  In addition, average loans outstanding declined $3,483,000 or 6.9 percent between 1996 and 1997.  Average interest-bearing liabilities decreased $3,855,000 or 9.2 percent.  The amounts of these
increases and reductions may be seen in Table 2.

	The Bank analyzes its performance using the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and the interest rate paid on interest-bearing liabilities. The net yield on earning assets is the net interest income divided by the earning assets.

	The Company's interest rate spread for the six-month period of
1997 was 4.2 percent compared to 4.9 percent in 1996.  The 1997 decrease was due to an decrease in the yield on interest-earning assets while the cost of interest-bearing liabilities slightly
increased.   The net yield on earning assets was 5.3% percent in
the six-month period of 1997 and 6.0 percent in 1996.

	For the second quarter of 1997 net interest income was down
$214,000, or 21%. This again was attributable mainly to interest loss on nonaccruing assets and the shrinkage in total earning assets. With the additional $5,000,000 in capital the Company is now raising through its' public offering, the Company will be able to begin increasing the deposits and assets and leveraging the new capital to increase profits.

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




Table  2
 Net Interest Income Analysis
                                Interest    Weighted     Change from prior yr
                  		 Average   	income/     average      due to change in:
($ in thousands)     balance   	expense   yield/cost    Volume  Rate    Total

Six months ended 6/30/97


Loans               	$46,584    	$1,796       	7.8%     	$(146) 	$(158) $(304)

Other earning
 assets	             	14,390      		392        5.5    	  ( 185) 	  (24) 	(209)

Interest-earning
 assets              	60,974     	2,188 		     7.2       	(331)  	(182)	 (513)

Interest-bearing
 liabilities          38,258       	572 		     3.0        	(57)    	44   	(13)

Total              		$22,716    	$1,616	      	4.2% 	    $(274)  	$(226)	(500)

Net yield on earning assets               	 	 	5.3%

Six months ended 6/30/96

Loans	 	             $50,067    	$2,100 	     	8.5% 	    $(214) 	$(197) $(411)

Other earning
assets	 	             20,705      		601 	     	5.9        	(89)     	34 	(55)

Interest-earning
 assets              	70,772    		2,701     	 	7.9       	(303)   	(163)	(466)

Interest-bearing
liabilities 	         42,113 	     	585 		     2.8       	(151)     	23	 (128)

Total	              	$28,659     $2,116	      	4.9%     	$(152) 	$(186) $(338)

    Net yield on earning assets  	            	6.0%


Other Operating Income : Other operating income increased 55 percent in the six-month period of 1997 to $169,000 from $109,000 in the six-month period ended 1996. The increase is the result of higher service charge income generated on deposit accounts.

	For the quarter ended June 30 , 1997 other income increased $60,000, or 146% over the like period of 1996. Service charges on deposit accounts increased with the Bank's emphasis on collection of charges on commercial checking accounts that are under service charge analysis programs.



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

	Excluding loans which have been classified loss and charged off by the Bank, the Bank's classified loans consisted of $6,356,000 of loans classified as substandard at June 30, 1997 as compared to $5,883,000 of substandard and $44,000 of loans classified as doubtful at December 31, 1996.

	With the exception of these classified loans, management is not aware of any loans as of June 30, 1997 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being considered nonperforming loans in the near future. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.

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

	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the
Bank made a provision for loan losses of $150,000 in the first half of 1997 and no provision in the second quarter compared to no provision in the first six months of 1996. Loans totaling $492,000 were charged off during the first six months of 1997 and $39,000 was recovered.  Loans charged off amounted to
$176,000 in the six-month period of 1996, while recoveries
totaled $10,000.    The allowance for loan losses reflects
management's perception of the lending environment in which it operates. Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur. As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

financial position of the Bank.

	At June 30, 1997, nonaccrual loans totaled $2,431,000, or 5.2 percent of gross loans, compared with $568,000, or 1.2 percent at December 31, 1996. Other real estate owned (OREO), consisting of properties received in settlement of loans totaled
$1,281,000 at June 30, 1997, a decrease of $1,804,000 or 58.5%
from December 31, 1996.



Other Operating Expenses: Other operating expenses totaled $2,081,000 for the six-month period of 1997, a decrease of $143,000 or 6 percent from $2,224,000 in 1996. For the second quarter operating expenses were up $24,000, or 2% over that reported for 1996. Employment compensation, OREO expenses, professional fees, courier services and insurance decreased for the six-months of 1997. The category that showed the largest increase was occupancy expense which increased $143,000, or 83% with the Company's move back to its' permanent quarters after the repairs from the Northridge earthquake.

	Expenses for the second quarter also were reflective of the move back into the Company's offices and the expense related thereto. Employment compensation for both periods of 1997 were decreased from 1996 levels and reflect the reductions in staff made over the last six months to reduce expenses.



Income Taxes: Deferred income taxes are computed using the liability method based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods

	The Company had income tax expense of $2,000 and no benefit at June 30, 1997. At December 31, 1996 for federal income tax purposes, the Company has a net operating loss carryforward of approximately $3,727,000 beginning to expire in 2008 - 2011.
For state income tax purposes, the Company has incurred a net operating loss of approximately $5,252,000 which is available as a carryforward through 2001 to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law.



Assets and Liabilities



Assets increased during the first six months of 1997 by $2,511,000, or 4%. This growth was invested mainly in federal funds sold for liquidity purposes. The loan portfolio decreased by $1,227,000 during 1997. The Company was able to make significant progress in the reduction of other real estate owned reducing the outstanding balance to $1,281,000 which represents only two properties.

	The increase in assets was funded by an increase in the interest bearing deposits of $2,343,000, or 6% over the December 31, 1996 balances. Most of the growth was in the money market and now accounts. The noninterest bearing deposits showed a decline of $656,000 from yearend 1996.



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

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 30 percent at June 30, 1997 and 23
percent at December 31, 1996.   The loan to deposit ratio was 72
percent and 75 percent for June 30, 1997 and December 31, 1996, respectively.

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

	 While demand deposits are noninterest-bearing, the account relationships are not without cost as the Bank provides messenger, courier, accounting and data processing services in connection with some of its commercial customers.







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

	It is the Bank's policy to maintain an adequate balance of rate sensitive assets as compared to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. Currently the Company is still asset sensitive which means the Company will have increased income in a rising rate environment and decreased income in a falling rate scenario.



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

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a three year strategic plan by November 1, 1995. The plan included, among other things, action plans to accomplish the following: a) achieve and maintain the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 30, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 4.0 percent. At June 30, 1997, the Company and the Bank had a Tier 1 risk based capital ratio of 7.4 percent, and a Tier 1 capital leverage ratio of
5.8 percent. Failure on the part of the Bank to meet all of the terms of the formal agreement may subject the Bank to significant regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator or receiver.

	The Company has raised additional capital during the period of June 25, 1997 through July 31, 1997 which it has invested in the Bank. The total capital raised was $5,000,000 of which $552,500 was invested in the Bank prior to June 30, 1997. The remaining capital less expenses of approximately $250,000 will be invested in the Bank during the third quarter.

























PART II.  OTHER INFORMATION







Item 1.  Legal Proceedings



         None.





Item 2.  Changes in Securities



         None.





Item 3.  Defaults Upon Senior Securities



         None.





Item 4.  Submission of Matters to a Vote of Security Holders



                   On May 19, 1997, proxy materials for the 1996 Annual Meeting of Shareholders of Marathon Bancorp ("the meeting"), were mailed to all shareholders of record on May 5, 1997. The meeting took place on June 16, 1997. Shareholders were asked to vote on the matter shown below. Of the total 1,589,596 shares outstanding and entitled to vote, 1,589,596 shares were represented either in person or by properly executed proxies. The results of the voting on the matter are shown below:



Matter 1. To elect seven persons to the Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected or have qualified.



                 				   	FOR       AGAINST   ABSTAIN

	Robert J. Abernethy		 1,415,309   	28,812	    	0

	Frank W. Jobe     			 1,415,309   	28,812	    	0

	C. Thomas Mallos 	   	1,415,309   	28,812	    	0

	John J. Maloney    			1,415,309   	28,812    		0

 Robert L. Oltman 	   	1,415,309   	28,812	    	0

	Ann Pappas         			1,415,309   	28,812    		0

	Nick Patsaouras    			1,415,309   	28,812	    	0



Matter 2. Other Business.  There was none.





Item 5.  Other Information



         None.





Item 6.  Exhibits and Reports on Form 8-K



         None.

			                                SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















                                         				 MARATHON BANCORP






Date:  August 14, 1997   	                 	 	  	Craig D. Collette
                             				                Craig D. Collette

		                                     										President and Chief
                                          							Executive Officer








                                                 Howard J. Stanke
                                          							Howard J. Stanke

                                          							Chief Financial	Officer