Form 10QSB
period 1997-09-30
MARATHON BANCORP
filed 1997-11-14
CIK 718446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10- QSB





[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended
                          September 30, 1997




                               OR



[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934



For the transition period from _______ to _________



Commission file number                 0-12510






                   MARATHON BANCORP


(Exact name of registrant as specified in its charter)



          California                                95-3770539
(State or other jurisdiction of incorporation)  (I.R.S. Employer
                                                Identification No.)

 11150  West Olympic Boulevard, Los Angeles,California         90064
   (Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:    (310)996-9100



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X    No



      As of November 10, 1997, there were 3,811,819 shares of no par Common Stock issued and outstanding.







Consolidated Statements of Financial Condition
Marathon Bancorp and Subsidiary

                      	       September 30,     December 31,



(Unaudited) 	1997    	1996

Assets

Cash and Due from Banks                                 	3,761,000 	4,789,000

Federal funds sold                                      	3,678,000 	2,500,000

    Cash and cash equivalents                            7,439,000 	7,289,000

Interest-bearing deposits with financial institutions 	    100,000   	996,000

Securities available for sale                           	3,256,000 	1,031,000

Securities held to maturity (aggregate market value of
$8,207,000 and $5,823,000 at September 30, 1997 and
December 31, 1996 respectively)                         	8,283,000 	6,089,000

Loans                                                  	48,717,000	47,696,000

     Reserve for credit losses                          	(969,000)	(1,088,000)

         Net Loans                                     	47,748,000	46,608,000

Other real estate owned, net                              	929,000 	3,085,000

Premises and equipment, net                               	434,000   	453,000

Accrued interest receivable                               	398,000   	432,000

Other assets                                              	434,000   	410,000

Total Assets                                           	69,021,000	66,393,000



Liabilities and Shareholders' Equity

Deposits:

    Noninterest-bearing                             	$30,119,000 	$25,840,000

     Interest-bearing                                	30,354,000  	37,041,000

        Total deposits 	                              60,473,000  	62,881,000

Accrued interest payable 	                                74,000      114,000

Other liabilities                                       	318,000     	355,000

        Total liabilities                            	60,865,000 	 63,350,000

Shareholders' equity:

     Preferred shares - no par value, 1,000,000 shares authorized,no shares issued and outstanding

     Common shares - no par value, 9,000,000 shares authorized,
        3,811,819 and 1,284,764 shares issued and outstanding
        at September 30,1997 and December 31, 1996 respectively
                                                      13,606,000 	  8,080,000

     Deficit                                         	(5,466,000) 	(5,045,000)

     Net unrealized gain (loss) on securities
     available for sale                                  	16,000       	8,000

        Total shareholders' equity 	                     8,156,000 	3,043,000

Total Liabilities and Shareholders' Equity            	$69,021,000	$66,393,000

See accompanying notes to unaudited consolidated financial statements.



Consolidated Statements of Operations
Marathon Bancorp and Subsidiary

	                                 Three months ended         Nine months ended
                       	              September 30               September 30

(Unaudited)                          	1997    	   1996       	1997      	1996

Interest income:

Loans, including fees 	         $1,199,000 	$1,163,000 	$2,995,000	$3,344,000

Investment securities - taxable   	160,000    	113,000    	384,000    	36,000

Federal funds sold                 134,000    	168,000 	   278,000   	496,000

Deposits with financial institutions 	2,000 	   14,000     	26,000    	33,000

     Total interest income      	1,495,000  	1,458,000  	3,683,000 	4,240,000

Interest expense:

Deposits 	                         265,000 	   308,000    	837,000 	  894,000

     Total interest expense       	265,000 	   308,000    	837,000 	  894,000

Net interest income before provisions
 for loan losses 	               1,230,000  	1,150,000 	 2,846,000 	3,346,000

Provision for loan losses          	15,000      25,000    	165,000    	25,000

Net interest income after provisions
for loan losses                  1,215,000  	1,125,000 	 2,681,000 	3,321,000

Other operating income:

Service charges on deposit accounts 	67,000 	   43,000    	224,000   	146,000

Other service charges and fees 	     17,000     	6,000     	29,000    	12,000

     Total other operating income  	 84,000    	49,000    	253,000	   158,000

Other operating expenses:

Salaries and employee benefits     	472,000   	467,000 	 1,380,000 	1,431,000

Net operating cost of other real
 estate owned                       	13,000 	  211,000     	31,000 	  272,000

Occupancy                          	135,000    	62,000    	426,000   	235,000

Furniture and equipment             	20,000    	30,000 	    74,000    	92,000

Professional services 	             181,000 	  117,000    	347,000 	  456,000

Data processing services            	74,000 	  122,000    	246,000 	  360,000

Messenger and courier services      	22,000    	46,000     	60,000 	  125,000

Insurance and assessments          	101,000 	   44,000    	286,000 	  239,000

Other expenses                     	255,000    	73,000    	504,000   	266,000

 Total other operating expenses   1,273,000 	1,172,000   3,354,000 	3,476,000

Income (loss) before income taxes 	 $26,000    	$2,000  	$(420,000)   	$3,000

    Income taxes                         	0         	0      	2,000         	0

Net Income (loss) 	                 $26,000    	$2,000 	 $(418,000)   	$3,000

Net income (loss) per share:        	$ 0.01   $   0.00   $(    .21)    $ 0.00

Book value per share 	                             		     $   2.14  	  $ 3.18

See accompanying notes to unaudited consolidated financial statements.



Consolidated Statements of Cash Flows

Marathon Bancorp and Subsidiary

(Unaudited)                                            	Nine months ended
                                                           	September 30,


Increase (decrease) in cash and cash equivalents            	1997  	    1996

Cash flows from operating activities:

Interest received                                    	$3,664,000 	$4,039,000

Service charges on deposit accounts and other fees received
	                                                        253,000 	158,000

Interest paid                                          	(877,000) 	(908,000)

Cash paid to suppliers and employees                 	(3,436,000) 	(3,671,000)

     Net cash (used) provided by operating activities 	 (396,000)  (382,000)

Cash flows from investing activities:

Net decrease (increase) in interest-bearing deposits with other
financial institutions 	                                 896,000 	 (497,000)

Proceeds from maturities of securities available for sale
                                                         	20,000 	2,257,000

Purchase of securities available for sale            	(2,116,000)      	0

Proceeds from maturities of securities held to maturity
                                                       	1,468,000 	  459,000

Purchase of securities held to maturity                (3,710,000)     	0

Net (increase) decrease in loans made to customers    	(1,229,000)	  615,000

Proceeds from sale of other real estate owned          	2,156,000	 1,082,000

Purchases of furniture, fixtures and equipment           	(76,000)   	(1,000)

     Net cash provided by investing activities        	(2,591,000)	3,745,000

Cash flows from financing activities:

Net decrease in noninterest-bearing and  interest-bearing demand
    deposits and money market and savings accounts    	(2,802,000) 	(195,000)

Net decrease in time certificates of deposits            	412,000  	(678,000)

Proceeds from the sale of common stock                 	5,527,000         	0

     Net cash provided (used) by financing activities  	3,137,000  	(873,000)

Net increase in cash and cash equivalents                	150,000 	2,490,000

Cash and cash equivalents at beginning of year         	7,289,000	22,850,000

Cash and cash equivalents at end of period            	$7,439,000 $25,340,000

See accompanying notes to unaudited consolidated financial statements.

											 (Continued)

Consolidated Statements of Cash Flows (Continued)

Marathon Bancorp and Subsidiary

(Unaudited)                                              	Nine months ended
                                                             	September 30,



Reconciliation of net income (loss) to net cash provided (used)
     by operating activities 	                                1997      	1996

Net income (loss)                                      	$(422,000)    	$3,000

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization expense              	95,000    	84,000

        (Gain) loss on sale of other real estate owned     	(8,000)  	 69,000

        Provision for REO losses 	                               0         	0

        Provision for loan losses                         	165,000 	   25,000

        Amortization of premiums and discounts on securities,
         net                                               	17,000    	16,000

        Change in deferred loan origination fees, net      	14,000  	(101,000)

        Change in accrued interest receivable             	(50,000) 	 189,000

        Change in accrued interest payable                	(40,000) 	(15,000)

        Change in income tax receivable 	                         0        	0

        Change in other assets                           	(110,000) 	(625,000)

        Change in other liabilities                       	(57,000) 	(27,000)

          Total adjustments                                 26,000 	 (385,000)

Net cash (used) provided  by operating activities       	$(396,000) $(382,000)

Supplemental cash flow information:

   Transfer from loans to other real estate owned         	$185,000 	$295,000

   Loans made to facilitate the sale of other real
    estate owned 	                                       $1,695,000 	$704,000



  See accompanying notes to unaudited consolidated financial statements.





Consolidated Statements of Changes in Shareholders' Equity

Marathon Bancorp and Subsidiary

								             	 	                                     Net
									                                                  Unrealized
                                                          Gain (loss)
                                 									                on Securities
			            Preferred   Common shares    Accumulated    Available
              				Shares	  Shares  	Amount     Deficit      for Sale    Total

Balance,
 December 31, 1996  ---	1,248,764	$8,080,000	$(5,045,000)  $8,000	  $3,043,000
Net Loss			                                          				(421,000)		 (421,000)

Net change in unrealized gain on securities
on securities available for sale	                         		8,000       	8,000

Proceeds from the sale of
common stock 3/25/97			   340,832   767,000			                         767,000

Proceeds from the sale of
common stock  6/30/97			  245,555   552,000                      			   552,000

Proceeds from the sale of
common stock  8/1/97	 		1,976,668 	4,447,000                      			4,447,000

Costs of public offering        				(240,000)	                     		(240,000)

Balance, September 30, 1997        	---
                    ---	3,811,819 $13,606,000	$(5,466,000)	$16,000 	$8,156,000

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

	The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 1997 and December 31, 1996, results of operations and changes in cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. The results of operations for the nine-month period ended
September 30, 1997 are not necessarily indicative of what the results of operations will be for the full year ending December
31, 1997.



(2) Income or loss per share

	Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share was 3,145,768 for the three-month and 2,011,297 for the nine-month period ended September 30, 1997 and 1,248,764 for the three-month and nine-month periods ended September 30, 1996.



(3)  Sale of common stock

	During the first quarter of 1997, the Company successfully completed a private placement offering and issued 340,832 shares of common stock at $2.25 per share and contributed the net proceeds of $766,900 to the Company's wholly-owned subsidiary, Marathon National Bank (the "Bank") as equity capital. During the second quarter the Company began a public offering to sell 2,222,223 shares at $2.25 per share to raise $5,000,000 in new capital. The offering was successful and the additional capital brings the Bank and Company into compliance with its' regulatory agreements. The Company made a contribution of capital to the Bank of $4,734,000.



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



Summary

	Marathon Bancorp recorded a profit for the three-month period ended September 30, 1997 of $26,000, or $0.01 per common share, compared with net income of $2,000, or $0.0 per common share, for the same period in 1996. The major reasons for the increase in earnings was a increase in noninterest income.

	At September 30, 1997, the Company had total assets of $69,021,000, total loans of $48,717,000 and total deposits of $60,473,000. This compares to total assets of $66,393,000, total loans of $47,696,000 and total deposits of $62,881,000 at December 31, 1996.


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

	Interest income for the first nine months of 1997 decreased $557,000, or 15% as compared to the first nine months of 1996.
The reasons for this decline were decreases in the rate of
interest earned on loans due to non-accruals and a decrease in the rate of interest earned on earning assets. Interest paid on deposits decreased $57,000, or 6% from the same period in 1996,
which did not offset the decrease in income.   Loans earned at
an average rate of 8.6% percent in 1997 as compared to 8.9% in 1996. In addition, average loans outstanding declined
$3,584,000 or 7.1 percent between 1996 and 1997. Average interest-bearing liabilities decreased $4,966,000 or 11.6 percent.

  	The Bank analyzes its performance using the concepts of interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the yield on earning assets and the interest rate paid on interest-bearing liabilities. The net yield on earning assets is the net interest income divided by the earning assets.

	The Company's interest rate spread for the nine-month period of 1997 was 4.9 percent compared to 5.2 percent in 1996. The 1997 decrease was due to an decrease in the yield on interest-earning assets while the cost of interest-bearing liabilities slightly
increased.   The net yield on earning assets was 6.1% percent in
the nine-month period of 1997 and 6.3 percent in 1996.

	For the third quarter of 1997 net interest income before credit loss provision increased by $90,000, or 7.4%. This again was attributable to both an increase in loan and investment income as well as a decrease in interest cost due to lower interest bearing deposits. With the additional capital the Company has raised through its' public offering, the Company will be increasing the deposits and assets and leveraging the new capital to increase profits.

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



Other Operating Income: Other operating income increased 60
percent in the nine-month period of 1997 from $158,000 in 1996 to $253,000. The increase is the result of higher service charge income generated on deposit accounts.

	For the quarter ended September 30 , 1997 other income increased $35,000, or 71% over the like period of 1996. Service charges on deposit accounts increased with the Bank's emphasis on collection of charges on commercial checking accounts that are under service charge analysis programs and other fees for Bank services.



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

	The Bank's past due and nonaccrual loans at September 30, 1997 amounted to $4,425,000 compared to $3,592,000 at September
30 1996.

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

	Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions, the Bank made a provision for loan losses of $165,000 in the nine months of 1997 and no provision in the second quarter compared to a $25,000 provision in the first nine months of 1996. Loans totaling $552,000 were charged off during the first nine months of 1997 and $268,000 was recovered. Loans charged off amounted to $300,000 in the nine month period of 1996, while recoveries totaled $16,000. The allowance for loan losses reflects management's perception of the lending environment in which it operates. Although management believes that the allowance for possible loan losses is adequate, there can be no reasonable assurance that further deterioration will not occur. As a result, future provisions will be subject to continuing evaluation of inherent risk in the loan portfolio.

	At September 30th other real estate owned (OREO), consisting of properties received in settlement of loans totaled $929,000, a decrease of $2,156,000 or 69.9% from December 31, 1996.


Other Operating Expenses: Other operating expenses totaled $3,354,000 for the nine-month period of 1997, a decrease of $122,000 or 3.5 percent from $3,476,000 in 1996. For the third quarter, operating expenses were up $105,000, or 8.2% over that reported for 1996. OREO expenses, data proccesing, personnel costs , proffessional services and equipment expense decreased for the nine-months of 1997. The category that showed a large increase was occupancy expense which increased $199,000 with the Company's move back to its' permanent quarters after the repairs from the Northridge earthquake. The Company is negotiating with the landlord for a reimbursement of the costs associated with the relocation.

	Expenses for the third quarter also were reflective of the move back into the Company's offices and the expense related thereto when compared to last year. The Company has been working hard to reorganize and reduce expense. These efforts have trimmed a lot of the expense and will continue to lower expense into next year.

Income Taxes: Deferred income taxes are computed using the liability method based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods

	The Company had income tax expense of $2,000 and no benefit that it can account for currently at September 30, 1997. At December 31, 1996 for federal income tax purposes, the Company had a net operating loss carryforward of approximately
$3,727,000 beginning to expire in 2008 - 2011. For state income tax purposes, the Company has incurred a net operating loss of approximately $5,252,000 which is available as a carryforward through 2001 to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law.



Assets and Liabilities

Assets increased during the first nine months of 1997 by $2,712,000, or 4%. This growth that was funded by the increased capital was invested in loans and investment securities to increase the overall yield on assets, which increased from 7.2% at June 30th to 7.9% at September 30th. The loan portfolio increased by $1,027,000 during 1997 and investment securities increased $4,418,000. The Company was able to make significant progress in the reduction of other real estate owned reducing the outstanding balance to $929,000 which represents only two properties. This reduction helped to increase the overall portfolio of earning assets.

	Increased assets were funded by the capital infusion from the public stock offering. Interst bearing deposits have declined from year end 1996 by $6,687,000 in mostly money market accounts. The noninterest bearing deposits increased $4,279,000 from yearend 1996 helping reduce the overall cost of funds.



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

	Liquid assets are defined to include federal funds sold, interest-bearing deposits with other financial institutions, unpledged investment securities and cash and due from banks.
The Company's liquidity ratio (the sum of liquid assets divided by total deposits) was 31 percent at September 30, 1997 and 23
percent at December 31, 1996.   The loan to deposit ratio was 80
percent and 75 percent for September 30, 1997 and December 31,
1996, respectively.

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

	It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. Currently the Company is still asset sensitive which means the Company will have increased income in a rising rate environment and decreased income in a falling rate scenario.


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

	On September 20, 1995, the Bank entered into a formal agreement with the Office of the Comptroller of Currency (OCC) under which the Bank agreed to submit a three year strategic plan by November 1, 1995. The plan included, among other things, action plans to accomplish the following: a) achieve and maintain the desired capital ratios, as set forth below; b) attain satisfactory profitability; and c) reduce other real estate owned. The Plan was accepted by the OCC on January 30, 1996.
The agreement increased the minimum Tier 1 risk based capital ratio to 8.5 percent from 4.0 percent and the Tier 1 capital leverage ratio to 6.0 percent from 4.0 percent. At September
30, 1997, the Company and the Bank had a Tier 1 risk based capital ratio of 15.1 percent, and a Tier 1 capital leverage ratio of 11.5 percent. The Bank has met all of the terms of the formal agreement.

	The Company has raised additional capital during the period of June 25, 1997 through July 31, 1997 which it has invested in the Bank. The total capital raised was $5,000,000 (less expenses of approximately $240,000) of which $4,734,000 was invested in the Bank .











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















                                         				 MARATHON BANCORP






Date:  November 13, 1997                  		 	  	Craig D. Collette
                               								          Craig D. Collette

     		                                     			President and Chief
                                               Executive Officer







                                                 Howard J. Stanke
                                           						Howard J. Stanke

                                        							Chief Financial Officer