Form 10KSB
period 1997-12-31
MARATHON BANCORP
filed 1998-04-01
CIK 718446

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
						              (Fee required)

      		 For the fiscal year ended		  	December 31, 1997

   		                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                        (No fee required)

                 Commission file number		0-12510

                          MARATHON BANCORP
           (Name of small business issuer in its charter)

            California                               95-3770539
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or origination)

  11150  West Olympic Boulevard, Los Angeles, California  		90064
  (Address of principal executive offices)                  (Zip Code)

                 Issuer's telephone number:  (310) 996-9100

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

  State issuer's revenues for its most recent fiscal year.   $5,295,000

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 1, 1997. The amount is $13,212,425. Solely for the purpose of this calculation, all directors and officers are regarded as affiliates.

  As of March 1, 1998, there were 3,811,819 shares of no par common Stock issued and outstanding.

                                     PART I


ITEM 1.  BUSINESS

General
-------
 Marathon Bancorp (the Company) is a California corporation organized on October 12, 1982, and, as a bank holding company, is subject to the Bank Holding Company Act of 1956, as amended (the BHC Act). The
Company commenced business on August 29, 1983 when the Company acquired all of the issued and outstanding shares of Marathon National Bank (the Bank), which is the sole active subsidiary of the Company and its principal asset. The Company has not engaged in any other activities to the date of this filing. All references herein to the Company include the Bank, unless the context requires otherwise.

The Bank
----------
 The Bank was organized on November 8, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Office of the Comptroller of the Currency (the Comptroller) on March 11, 1982, and preliminary approval was granted on September 8, 1982. On
August 29, 1983, the Bank received from the Comptroller a Certificate of Authority to Commence the Business of Banking. The Bank is a member of the Federal Reserve System, and its deposits are insured under the Federal Deposit Insurance Act to the extent of applicable limits.
 The Bank is located at 11150 West Olympic Boulevard, Los Angeles,
California. The Bank's primary marketing area rests principally within the counties of Los Angeles (including the San Fernando Valley and South Bay
areas) and Orange.   The Bank markets its services mainly to commercial and
wholesale businesses, professionals and discerning individuals living or working in the west Los Angeles area.

Bank Services
-------------
 The Bank offers a wide range of commercial banking services to individuals, businesses and professional firms located in its primary marketing area. These services include personal and business checking, interest-bearing money market, savings accounts (including interest-bearing negotiable order of withdrawal accounts) and time certificates of deposit.
 The Bank also offers cash management services, ACH origination, night depository bank by mail services, as well as traveler's checks (issued by an independent entity) and cashier's checks. The Bank acts as an authorized depository for deposits of the U.S. Bankruptcy Court for the Southern, Central and Northern districts of California. The Bank also acts as a merchant depository for cardholder drafts under both VISA and MasterCard. In addition, the Bank provides note and collection services and direct deposit of social security and other government checks.
 The Bank engages in a full complement of lending activities,including revolving lines of credit, working capital and accounts receivable financing, short term real estate construction financing, mortgage loans and consumer installment loans, with particular emphasis on short and medium term obligations. The Bank's commercial lending activities are directed principally toward small to medium sized businesses, wholesalers, light manufacturing concerns and professional firms. The Bank's consumer lending activities include loans for automobiles, recreational vehicles, home improvements and other personal needs. The Bank also issues VISA credit cards.

Competition
-----------
 The banking business in California generally, and in the Bank's market areas specifically, is highly competitive with respect to both making loans and attracting deposits. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, industrial loan companies, finance companies, money market funds, credit unions and other financial institutions, including a number of institutions that are much larger than the Bank. There has been increased competition for loan and deposit business over the past several years as a result of changes in the financial services industry. Recent years have seen an unprecedented consolidation in the financial institutions industry as large numbers of banks have merged and combined, resulting in greater concentration of assets and lending ability, a trend which is expected to continue. In addition, the enactment of interstate banking legislation in California makes it easier for bank holding companies with headquarters outside of California to enter the California market, presenting an additional source of competition for the Bank. Many of the major commercial banks operating in the Bank's market areas offer certain services that the Bank does not offer directly. In addition, banks with greater capitalization have larger lending limits and are thereby able to serve larger borrowing customers. The Company competes for loan and deposit business by providing innovative and responsive service to its customers.

Yields Earned and Rates Paid
----------------------------
	Banking is a business that depends to a large part on rate differentials. The difference between the interest rate received by the Bank on its earning assets and the interest rate it pays on its deposits and other borrowings comprises the most significant component of the Bank's earnings. These interest rates are sensitive to many factors beyond the Bank's control. Accordingly, the earnings and growth of the Company are affected by economic conditions, including inflation, recession and unemployment.

Recent Legislation and Other Changes
------------------------------------
	From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Bancorp and Bank are impossible to predict.
	It is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Accounting Changes
------------------
 Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of the adoption of SFAS No. 123 are disclosed in Part II, Item 7, Note I of
"NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".
 In June 1997, the Financial Accounting Standards Board issued Statement
No. 130, "Reporting Comprehensive Income". This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.
	In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and
Related Information."  This statement changes current practice under SFAS
14 by establishing a new framework on which to base segment reporting
(referred to as the management approach) and also requires certain related disclosures about products and services, geographic areas and major customers. The disclosures are required for the year ending December 31, 1998.


Supervision and Regulation
--------------------------
	The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
	Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject. See Part II, Item 7, Note K for the Bank's capital ratio requirements and current ratios.
	Marathon Bancorp: Marathon Bancorp is a registered bank holding company and is subject to regulation under the BHC Act. The Company files quarterly and annual reports with the FRB, as well as other information which the FRB may require under the BHC Act. The FRB is empowered to conduct examinations of the Company and its subsidiaries.
	The FRB has the power to require the Company to terminate activities, and to terminate control of or liquidate or divest certain subsidiaries or affiliates when it believes that the activity or subsidiary or affiliate constitutes a risk to the financial safety, soundness or stability of the Company's banking subsidiaries. The FRB also has the authority to regulate provisions of certain holding company debt, such as the authority to impose interest rate ceilings and reserve requirements on such debt. The Company may, under certain circumstances, be required to file written notice with and obtain approval from the FRB prior to purchasing or redeeming its equity securities.
	Under the BHC Act and regulations adopted by the FRB, bank holding companies and their non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the FRB to maintain certain levels of capital.
	The Company must obtain approval from the FRB prior to acquiring more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. The Company must also obtain FRB approval prior to any merger or consolidation of the Company with another bank holding Company.
	The BHC Act prohibits the Company, except in particular circumstances, from acquiring direct or indirect control of more than 5% of the outstanding voting shares of any company that is not a bank or a bank holding company. The BHC Act also generally prohibits the Company from engaging, either directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing related services. The Company may, however, subject to obtaining prior approval from the FRB, engage in activities or acquire interests in companies which engage in activities which are deemed by the Federal Reserve Board to be so closely related to banking.
	In addition to regulation and supervision by the FRB, the Company is subject to the periodic reporting requirements with the Securities and Exchange Commission under the Exchange Act, including but not limited to filing annual, quarterly and other current reports with the Commission, and related substantive and procedural requirements.
 On December 16, 1996, the Company entered into a memorandum of understanding with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends except with the prior approval of the FRB, submit annual statements of planned sources and uses of cash, and submit annual progress reports.
	The Bank: The Bank, as a national banking association chartered by the Comptroller, is subject to primary supervision, examination and regulation by the Comptroller. It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulation by the FRB. The Bank is also subject to applicable provisions of California law, insofar as they do not conflict with or are not preempted by Federal banking law.
	Deposits in the Bank are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank and all other insured banks pays statutory assessments and is subject to the rules and regulations of the FDIC.
	Various requirements and restrictions affect the operations of the Bank, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. In addition, the Bank is required to maintain certain levels of capital. Management seeks to maintain adequate capital to support its size and credit risks, and to ensure that the Company and the Bank are within established regulatory and industry standards.
		As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).
	Banking regulations require that all banks maintain a percentage of Their deposits as reserves in cash or on deposit with the Federal Reserve Bank. At December 31, 1997, required reserves were approximately $890,000.


Employees
---------
	At December 31, 1997, the Company employed 34 personnel.

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


Changes in Net Interest Income

Year Ended December 31, 1997
( in thousands)                YTD   Interest  Average  Change from prior year
                             Average  Income/   Yield/     Due to change in:
Net Interest Income Analysis Balance  Expense    Rate    Volume  Rate   Total
                            --------  -------  -------   ------- ----  ------
Loans                        $46,590   $3,714     8.0%   $(250)  $(71)  $(321)
Other earning assets:
 Interest bearing deposits with
  financial institutions         511       27     5.3%     (18)   (2)     (20)
 Investment Securities         9,128      564     6.2%      83     6       89
 Fed funds sold & Securities
  purchased under resale
      agreements               7,819      425     5.4%     (188)   (10)   198
                             -------   ------     ----    ------ ------ ------
Tot interest earning assets  $64,048   $4,730     7.4%    $(373) $ (77) $(450)
Non earning assets:
 Cash & due from banks         4,423
 Other assets                  3,107
 Allowance for loan loss      (1,009)
                              -------
                              $70,569

Interest-bearing liabilities:
   Deposits:
   Demand                    $  5,975  $   56     0.9%    $ (6)   $  0   $ (6)
   Money  market and savings   22,926     621     2.7%    (122)     20   (102)
   Time certificate of deposit  9,049     467     5.2%      27      48     75
   Federal funds purchased          -       -       -        -       -      -
                               ------  ------     ----    ----    ----   -----
Total interest-bearing
 liabilities                  $37,950  $1,144     3.0%   $(101)  $  68  $ (33)
Noninterest-bearing liabilities
   and shareholders equity:
Noninterest-bearing demand     26,929
Other liabilities                 201
Shareholders' equity            5,489
                               ------
                              $70,569
Net interest income                    $3,586
Net interest spread                               4.4%
Net yield on earning assets                       5.6%

Changes in Net Interest Income
Year Ended December 31, 1996
( in thousands)                 YTD   Interest  Average  Change from prior year
                              Average  Income/  Yield/      Due to change in:
Net Interest Income Analysis  Balance  Expense   Rate   Volume   Rate    Total
                              -------  -------  -----   ------   ----  -------
Loans                         $49,670   $4,035   8.1%   $(309)  $(468)  $(777)
Other earning assets:
 Interest-bearing deposits with
   financial institutions         832       47   5.7%      11    (  4)      7
 Investment Securities          7,775      476   6.1%    (410)     37    (373)
 Fed funds sold & Securities
   purchased under resale
   agreements                  11,206      623   5.6%     262     (14)    248
                               ------     ----  -----    -----   -----  -----
Total interest earning assets $69,483   $5,180   7.5%  $ (447)  $(448)  $(895)
Non earning assets:
 Cash & due from banks          6,247
 Other assets                   3,666
 Allowance for loan loss         (602)
                              -------
                              $78,794

Interest-bearing liabilities:
 Deposits:
   Demand                      $6,628   $   62   0.9%  $  (11)  $  (0) $  (11)
   Money  market and savings   27,566      723   2.6%     (83)    (10)    (93)
   Time certificate of deposit  8,463      392   4.6%     (51)     20     (31)
   Federal funds purchased          -        -     -      (10)      -     (10)
                               ------    -----   ----   ------  ------  -----
Total interest-bearing
 liabilities                   42,657    $1,177  2.8%   $(154)   $   9  ($145)

Noninterest-bearing liabilities
 and shareholders equity:
Noninterest-bearing demand     31,762
Other liabilities                 261
Shareholders' equity            4,114
                               ------
                              $78,794

Net interest income                      $4,003
Net interest spread                              4.7%
Net yield on earning assets                      5.8%

Investment Securities

	The following table shows the carrying amount of the portfolio of investment securities at the end of each of the past two years:

                               	Total                             		Estimated
	                           Amortized     	Gross Unrealized           	Market
YEAR END 1997                   	Cost       	Gains	   Losses            Value
( in thousands)             ---------      -------    -------          ------
Securities available for sale:
  U.S. Treasury Securities    $   998       $    5     $    -          $1,003
  U.S. Government and Agency
    Securities                  3,492            -         (1)          3,491
  Federal Reserve Stock           256            -          -             256
  Other                           499            -          -             499
                                -----         ----       -----          -----
    Total                      $5,245       $    5     $   (1)         $5,249

Securities held to maturity:
  U.S. Government and
    Agency Securities          $4,051       $    -     $   (4)         $4,047
  Mortgage-Backed Securities    4,702            3        (68)          4,637
  Municipal Securities            394            1          -             395
                               ------         ----      -----          ------
          Total                $9,147       $    4     $  (72)         $9,079

YEAR END 1996
Securities available for sale:
  US. Treasury Securities      $1,004       $    3     $    -          $1,007
  Mortgage-backed securities       19            5          -              24
  Federal Reserve Bank            120            -          -             120
                               ------        -----      -----           -----
          Total                $1,143       $    8     $    -          $1,151

Securities held to maturity:
  Mortgage-backed securities   $5,969       $    -     $ (266)         $5,703
                               ------         ----      -----           -----
          Total                $5,969       $    -     $ (266)         $5,703

Investment Securities - continued

The following table shows the maturities of investment securities at December 31, 1997 and the weighted average yields of those securities.

                                    Over 1   Over 5
                                     Year    Years
                          1 Year   Through   Through     Over          Average
(in thousands)           or less  5 Years   10 Years  10 Years   Total   Yield
Securities available for sale:
 U.S. Treasury Securities $    -   $   998   $     -  $    -   $   998    6.0%
 U.S. Government Agency
   Securities              3,492         -         -       -     3,492    5.6%
 Federal Reserve Stock         -         -         -     256       256    5.8%
 Other                       499         -         -       -       499    6.1%
                          ------    ------    ------   ------  -------   -----
    Total                 $3,991   $   998   $     -  $  256   $ 5,245    5.7%

Securities held to maturity:
 U.S. Government Agency
   Securities            $   500   $ 3,001   $     -  $    -   $ 4,051    6.0%
 Mortgage-Backed Securities    -         -         -   4,702     4,702    6.5%
 Municipal Securities        100       294         -       -       394    6.0%
                            ----    ------    ------   ------  -------   -----
    Total                $   600    $3,845   $     -  $4,702   $ 9,147    6.3%


Loan Portfolio

	The following table sets forth the amount of loans outstanding at the end of the past two years:


                                         % of                       % of
(in Thousands)               1997       Total          1996        Total
                            -----      ------         -----       ------
Commercial Loans           15,925         34%        14,056          30%
Real Estate Loans:
  Construction                  -          -            457           1%
  Real Estate Mortgage     29,630         64%        32,039          67%
Installment loans           1,009          2%           895           2%
                           ------        ----        ------         ----
                           46,696        100%        47,447         100%
Deferred net loan
 origination costs            211                       249
Allowance for Loan Losses    (747)                   (1,088)
                           ------                    ------
   Net Loans               46,028                    46,608


The following table shows the amounts of commercial and real estate construction loans outstanding at the end of the past two years which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year but less than five years, and more than five years. The amounts are classified according to the sensitivity to changes in interest rates.


Commercial and Construction Loans                          	  December 31,
( in thousands)                                      1997             1996
                                                    -----           ------
COMMERCIAL LOANS
Aggregate maturities of loan balances due:
  In one year or less:
    Interest rates are floating or adjustable    $ 14,558         $ 10,039
    Interest rates are fixed or predetermined       1,357                -
  After one year but within five years:
    Interest rates are fixed or predetermined           -            4,012
  After five years:
    Interest rates are fixed or predetermined           -                5
      Total commercial loans                       15,925           14,056

REAL ESTATE CONSTRUCTION LOANS
Aggregate maturities of loan balances due
  in one year or less and interest rates
  are floating or adjustable                            -              457
                                                   ------           ------
    Total commercial and construction loans        15,925           14,513


Risk Elements - Nonaccrual, Past Due and Restructured Loans
-----------------------------------------------------------
	Nonaccrual loans are those for which the Bank has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest or such loans have become contractually past due ninety days with respect to principal or interest. Under certain circumstances, interest accruals are continued on loans past due ninety days which, in management's judgment, are considered to be well secured and fully collectible as to both principal and interest. When a loan is placed in nonaccrual status, all interest previously accrued but uncollected is reversed against current period income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed only when principal and interest are brought fully current and when, in management's judgment, such loans are estimated to be collectible as to both principal and interest.
	Restructured commercial loans are those for which the Bank has, for reasons related to borrowers' financial difficulties, granted concessions to borrowers (including reductions of either interest or principal) that it would not otherwise consider, whether or not such loans are secured or guaranteed by others. Loan restructurings involving only a modification of terms are accounted for prospectively from the time of restructuring. Accordingly, no gain or loss is recorded at the time of such restructurings unless the recorded investment in such loans exceeds the total future cash receipts specified by the new loan terms.

	At December 31, 1997, loans on nonaccrual totaled $965,000, compared with $568,000 at year end 1996. The reduction in interest income associated with nonaccrual loans was approximately $119,000 during 1997, and $147,000 during 1996. At December 31, 1997 loans past due 90 days or more and still accruing interest totaled $1,155,000 and there were no loans past due ninety days or more and still accruing interest at December 31, 1996. At December 31, 1997 and 1996, the
Bank had classified $115,000 and $69,000, respectively, of its loans as impaired and recorded the full amount as specific reserve in the allowance for loan losses. In addition, the Bank classified $499,500 and $2,354,900, respectively, of its loans as impaired without a specific reserve. The average recorded investment of impaired loans during the year ended December 31, 1997 and 1996 was approximately $1,985,000 and $2,433,000 respectively. Interest income of $90,000 and $73,000, respectively, was recognized on impaired loans during the years ended December 31, 1997 and 1996. There were no restructured loans at December 31, 1997. There were no loans at December 31, 1997 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms, and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. At December 31, 1997, the Company had no loan concentrations exceeding ten percent of total gross loans outstanding.

Summary of Loan Loss Experience

	The allowance for loan losses is established by a provision for loan losses charged against current period income. Losses are charged against the allowance when, in management's judgment, the collectability of a loan's principal is doubtful. The accompanying financial statements require the use of management estimates to calculate the allowance for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, the value of collateral and other relative factors. The Bank's lending is concentrated in Los Angeles County and surrounding areas, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1997 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy and increases in interest rates may result in losses that cannot reasonably be predicted at this date. Such losses may also cause unanticipated erosion of the Bank's capital.
	The following table summarizes the changes in the allowance for loan losses arising from loan losses, recoveries on loans previously charged off and provisions for loan losses charged to operating expense.

Loan Charge-offs and Recoveries
(in thousands)                                                  1997     1996
Balance of allowance for loan losses at beginning of year      1,088      720
Loans charged off:
     Commercial                                                 (392)    (297)
     Real estate                                                (396)       -
     Installment                                                (152)      (6)
                                                                 ----    -----
        Total loans charged off                                 (940)    (303)

Recoveries of loans previously charged off:
     Commercial                                                  288        69
     Real estate                                                   -         -
     Installment                                                  10         1
                                                                ----      ----
        Total loan recoveries                                    298        70
Net loans charged off                                           (642)     (233)
Provision charged to operating expense                           301       601
                                                                ----     -----
Balance of allowance for loan losses at end of year              747     1,088

Amount of loans outstanding at end of the year                46,775    47,696
Average amount of loans outstanding                           46,590    49,670
Ratio of net charge-offs to average loans outstanding           1.38%     0.47%
Ratio of allowance for loan losses at the end of the
     year to average loans outstanding                          1.60%     2.19%
Ratio of allowance for loan losses at the end of the
     year to loans outstanding at the end of the year           1.60%     2.29%


	The following table sets forth the Company's allocation of the allowance for loan losses to specific loan categories at the end of the past two years. The allocations are based upon the same factors as considered by management in determining the amount of additional provisions to the allowance for loan losses and the aggregate level of the allowance.

Allowance for Loan Losses
December 31,                         1997                       1996
( in thousands)                          Percent of               Percent of
                            Allowance  Loans in Each  Allowance  Loans in Each
                            for Loan    Category to    for Loan   Category to
                              Losses    Total Loans     Losses    Total Loans
                            ---------   ----------     -------   ------------
Commercial loans               294           34%          372          30%
Real  estate loans:
     Construction                -            -             -           1%
     Mortgage                  353           64%          660          67%
Installment/Consumer loans     100            2%           56           2%
                              ----          ---           ---         ---
  Total allowance for
    loan losses                747          100%        1,088         100%

	The allowance for loan losses should not be interpreted as an indication that future charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even on the above basis there is an unallocated portion of the allowance and the total allowance is a general reserve applicable to the entire portfolio.
	Although management believes the level of the allowance for loan losses as of December 31, 1997, is adequate to absorb losses inherent in the loan portfolio, currently unanticipated conditions and events, such as additional declines in the local economy and increases in interest rates, may result in losses that cannot reasonably be predicted at this date.

Sources of Funds
----------------
	Deposits traditionally have been the primary source of the Bank's funds for use in lending and other investments. The Bank also derives funds from net earnings, receipt of interest and principal on outstanding loans and other sources, including the sale of investment securities. The Bank is a member of the Federal Reserve System and may borrow through that system under certain conditions. However, as described in section entitled "Formal Agreement; Restrictions on Transfers of Funds to the Company by the Bank," the Bank's capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window.

Deposits
--------
	The Bank's deposit products include noninterest-bearing demand deposits, interest-bearing demand deposits, money market and savings accounts, and time certificates of deposit. The majority of the Bank's deposits are obtained from its primary marketing area.
	The distribution of average deposits and the average rates paid thereon is summarized for the periods indicated below:

                                              	1997    	           1996
                                         Average   Average   Average  Average
Deposits                                 Balance     Rate    Balance    Rate
(in thousands)
Demand, non-interest-bearing              26,929              31,762
Demand, interest bearing                   5,975      0.9%     6,628    0.9%
Money market and savings                  22,926      2.7%    27,566    2.7%
Time certificates of deposit               9,049      5.2%     8,463    4.6%
                                         --------    ----     ------    ----
         Total Deposits                   64,879              74,419

	The following is a maturity schedule of time certificates of deposit of $100,000 or more at the end of the past two years:

Time Certificates of Deposit
December 31,                                                    1997    1996

Three months or less                                           1,859   3,443
Over three months through six months                           1,305   2,360
Over six months through twelve months                          1,823   2,298
Over twelve months                                               100     161
                                                                ----   -----
        Total                                                  5,087   8,262

The Bank had no brokered deposits at December 31, 1997 and 1996.


Selected Financial Ratios
-------------------------
	The following table sets forth the ratios of net loss to average assets and to average shareholders' equity, and the ratio of average shareholders' equity to average assets.

                                                            1997         1996
Return on average assets                                   (0.5)%       (1.2)%
Return on average shareholders' equity                     (6.6)%      (22.8)%
Average shareholders' equity to average assets               7.8%         5.2%
Shareholders' equity to total assets at year end             6.9%         4.6%




ITEM 2.  PROPERTIES
-------------------
	The Bank leases 14,900 square feet of office space and 5,600 square feet of retail banking space at 11150 West Olympic Boulevard, Los Angeles, California under a noncancelable operating lease, which expires on August 31, 2002. The lease provides for annual rental payments of approximately $545,000 during 1998, $594,000 during 1999
- 2001 and $396,000 in 2002. In addition, the Bank pays its proportionate share of increases in common operating expenses.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
	The Company and the Bank are subject to pending or threatened legal actions which arise in the normal course of business. Based on current information, management is of the opinion that the disposition of all suits will not have a material effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
	No matters were submitted to shareholders during the fourth quarter of 1997.



                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
MATTERS
-------

	The Bancorp's common shares are traded over-the-counter. The high and low market prices for each quarterly period ended December 31, 1997 and 1996 ranged as follows:

By               1997                             1996
Quarter 	1st   	2nd   	3rd	 4th       	1st	     2nd     	3rd     	4th
Price
   High		3	   3 1/2  4     	5 1/4      3 7/8  3 9/16  2 37/64 	3
   Low	 	2 1/2  2 1/4  2 1/4  3 3/4     	2 61/64	 1 19/32 	1 19/32	 1 19/32


Principal market makers at December 31, 1997:

Buford Capital		     				Sutro & Co., Inc
Hoefer & Arnett, Inc					Torrey Pines Securities

The Transfer Agent and Registrar is ChaseMellon Shareholder Services, Los Angeles, California

At December 31, 1997 there were approximately 319 holders of record of the Company's common shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------
Financial Highlights Overview

	1997 was a year of rebuilding for Marathon Bancorp. Management was restructured and the Company was recapitalized and returned to profitability. The Company recorded a net loss for the year of $364,000 but recorded a profit in both the third and fourth quarters. This result compared to a loss of $939,000 for the year ended 1996. Basic per share earnings were $0.02 for the fourth quarter and $(0.15) for the year 1997 and $(0.75) for the fourth quarter and $(0.75) for the year 1996.
	Both assets and deposits increased during 1997. Deposits grew $7,564,000, or 12.0% while assets increased $12,676,000, or 19.1%.
Shareholders' equity was increased by a private offering of common stock in March and a public offering in June that raised a total of $5,527,000, net of expenses. The Company was also released from its formal agreement with the Office of the Comptroller of the Currency.

RESULTS OF OPERATIONS

Net Interest Income

	Net interest income is the Company's largest source of earnings. Net interest income represents the difference between interest income and fees from earnings assets and interest paid on interest-bearing liabilities. Net interest income for 1997 decreased $417,000 from 1996 and was
$1,167,000 less than 1995.  The reason for the decrease from 1996 to
1997 was a reduction in the interest earned on federal funds sold due to a lower base of investible funds in 1997 and loss of interest on loans placed on nonaccrual.  Average assets in 1997 were $70,568,000 compared to $78,668,000 in 1996.  The reason for the decrease from
1995 was based on a smaller loan portfolio in 1997 versus 1995.
	The interest income earned on the loan portfolio was the main contributing factor to the decrease in interest income. In 1997 a combination of loans on nonaccrual, loans put in other real estate owned and a restructuring of the loan portfolio reduced the outstanding volume of loans.  The nonearning loans plus the decline in the portfolio were both instrumental in the reduction in interest income. The decline in the average balance in fed funds sold of approximately $3.4 million along with a small decline in the average rate earned caused a drop of
$218,000 in interest earned on fed funds sold.  Interest earned on investment securities increased by $89,000 due to an increase in volume that was partially offset by a drop in overall investment yield due to lower market rates.
	Interest expense was down 3%, or $33,000 from 1996 and 14%, or $178,000 from 1995. This decrease was due to a decline in the volume of interest bearing deposits. Although interest bearing deposits increased in the fourth quarter, the average balance outstanding for 1997 was less than 1996 or 1995.  The average rate paid did
increase from 2.75% in 1995 to 2.8% in 1996 to 3.6% in 1997.   The net
interest margin, which is net interest income divided by earning assets, decreased from 5.8% in 1996 to 5.5% in 1997.

Provision for Credit Losses

	Part of the risk in lending is the fact that losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the portfolio as affected by economic conditions and the financial experience of borrowers.
Management of the Company has instituted stringent credit policies designed to minimize the level of losses and nonaccrual loans.
	These policies require extensive evaluation of new credit requests and continuing review of existing credits in order to identify, monitor and quantify evidence of deterioration of quality or potential loss in a timely manner. Management's reviews are based upon previous loan loss experience, current economic conditions, composition of the loan portfolio, the value of collateral and other relative factors. The
Company's lending is concentrated in Los Angeles County and surrounding areas, which have experienced adverse economic conditions and declining real estate values. These factors adversely affected our customers in recent years but conditions started to improve during 1997.
	Nonperforming loans, consisting of loans past due over 90 days plus loans on nonaccrual, totaled $2,120,000 at December 31, 1997 versus
$568,000 at year end 1996. Loans classified by the Bank as doubtful or substandard at year end 1997 equaled $2,983,000 versus $5,942,000 at year end 1996.
	The allowance for credit losses, which provides a financial buffer for the risk of losses inherent in the lending process, is increased by the provision for loan losses charged against income, decreased by the amount of loans charged off and increased by recoveries. There is no precise method of predicting specific losses, which ultimately may be charged off, and the conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgement. Similarly, the adequacy of the allowance and accompanying provision for loan losses can be determined only on a judgmental basis after full review, including consideration of economic conditions and their effects on specific borrowers, borrowers' financial data, and evaluation of underlying collateral for secured lending.
	Based upon management's assessment of the overall quality of the loan portfolio, the balance in the allowance for loan losses and the external economic conditions, the Bank made a $301,000 provision for loan losses occurring 1997 versus $601,000 in 1996 and $561,000 in 1995. Loans totaling $940,000 were charged off during the year, and $298,000 was recovered leaving the allowance for loan losses at 1.6% of gross loans outstanding at December 31, 1997.

Noninterest Income

	Noninterest income increased $345,000, or 156.8% from 1996 to 1997. The Company has made a concerted effort to increase service charges as a means to increase overall revenue and improved the service charge income from $197,000 in 1996 to $285,000 in 1997. Over the past few years the Company has lagged behind the industry in noninterest income generation. This will continue to be an item that management will focus on in 1998. Two new fee based products will be introduced in the first quarter; cash management and ACH origination.
	Gain on the sale of other real owned (OREO) realized in 1997 came from a gain of $107,000 on the sale of one property and $5,000 from the sale of two other properties. Other noninterest income increased over 1996 and 1995. The primary reason is a net settlement of $123,000 paid to the Company for costs associated with the relocation of the Company's offices due to the 1994 Northridge earthquake.

Noninterest Expense

	The Company continued to decrease its noninterest expenses, which declined $347,000, or 7.6% from 1996 and $1,641,000, or 28% from
1995. Major reduction in costs associated with the carrying values and expenses from OREO was the most apparent item. Net operating costs of carrying OREO were only $34,000 down from $238,000 in 1996 and $203,000 in 1995. Provision for OREO losses was only $35,000 in 1997 compared to $151,000 in 1996 and $1,148,000 in 1995. There were also reductions in legal fees and litigation settlements.
The lawsuit with Countrywide Mortgage that was discussed in the offering circular was settled for $150,000.
	Occupancy expenses increased over both 1995 and 1996 due to the move back into the offices that had been repaired from the earthquake damage of 1994. The Company's move in the fourth quarter of 1996 has increased rental expense for premises. The lease was renegotiated with our lessor in the third quarter of 1997 and the Company was able to negotiate a lower rental rate, new signage and the payment of relocation costs.
	The Company's major insurance policies were also renegotiated and the renewals were less expensive but overall costs of insurance and assessments arose from an increase in the FDIC insurance costs. The rate the Company paid in both 1996 and 1997 was $0.27 per $100 of deposits due to the low capital base and the Bank's regulatory rating. The new capital raised in 1997 will lower the cost of insurance in the second half of 1998 to a rate of approximately $0.17 per $100 of deposits. Further rate reductions should come in the beginning of 1999 as the Bank's regulatory rating improves.

Assets and Liabilities

	Assets grew $12,676,000, or 19.1% between year-end 1996 and December 31, 1997. The fourth quarter of the year showed the most growth increasing $10,048,000 over September 30, 1997. The average assets for the year were $70,568,000. The Company usually increases in deposits during the fourth quarter and has some decrease during the first quarter causing a spike in assets at year-end. Due to the need for liquidity, cash and fed funds sold were at a higher than normal level at December 31, 1997. During the year the investment portfolio was increased by $7,276,000 making better use of excess funds not in the loan portfolio. Most of the investments were made in U.S. agency securities, with one to three year maturities. The Company has a large net operating loss carryforward for taxes and therefore does not make any tax-free investments. The loan portfolio declined $921,000 as the loan department's major focus has been on retention and cleanup of problem loans. New loan production will be the focus for 1998.
	Other real estate owned declined $1,837,000, or 147% since
December 31, 1996. During 1997 three new properties totaling approximately $1,418,000 were added to OREO and four properties were sold totaling $3,363,000. The properties were sold at a net profit of $112,000 to the Company. At year end there were three properties in OREO with one property in the amount of $709,000 placed in escrow in January 1998.
	Deposits increased from $62,881,000 at December 31, 1996 to $70,445,000 at year-end 1997 funding the increase in assets. Demand deposits had the largest growth increasing $6,092,000, or 23.6%. Time deposits over $100,000 also increased by $2,388,000 to $5,087,000, which is 7.2% of total deposits. Money market, savings and interest bearing demand deposits were stable and approximately the same as the prior year.
	As discussed earlier there was both a private common stock offering of $767,000 in March of 1997 and a public offering that raised a net amount of $4,760,000. This helped to increase equity from $3,043,000 to $8,201,000 at December 31, 1997 and bring the Company to a well capitalized position , as defined by the regulatory agencies.

LIQUIDITY AND CAPITAL

Asset/Liability Management

	The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. Gap analysis measures interest rate risk in terms of the mismatch between the stated repricing and maturities of the Company's earning assets and liabilities within defined time frames.
	 The Company's cumulative one-year gap position at December 31, 1997 was $5.4 million or 7.7% of earning assets as shown in the following interest rate sensitivity table. This means that the Company is asset sensitive and that an increase in interest rates would likely cause earnings to increase, as a larger portion of assets than liabilities would reprice in 1998.
 	Immediately adjustable loans are defined as loans that are tied to the prime rate other indexes which can change at any time. Immediately adjustable deposits are those deposits on which the Company can adjust the rate without notice. The Company uses adjustable deposits and demand deposits to fund adjustable rate loans. The remaining assets and liabilities are categorized by either the next time the asset or liability may be repriced or the maturity date, whichever is sooner. The Company does not use off-balance sheet interest rate instruments to hedge interest rate risk, but does employ interest rate floors an adjustable rate loans.


INTEREST RATE SENSITIVITY
		                   Immediately    	>0-3   	>3-6    	>6-12    	>1-5      	>5
(in thousands)       	Adjustable  	Months 	Months	   Months	   Years	   Years
Assets
	Securities	           $   500  	$  6,016	$   124  	$ 1,050 	$ 2,299 	$ 4,407
	Fed funds sold	         8,700          -       -        	-       	-       	-
	Loans                 	14,815      5,705	  2,508    	4,022	  18,353   	1,372
		Total Earning Assets  24,015	    11,721 	 2,632     5,072  $20,652 	$ 5,779

Sources
	Interest bearing
  deposits             	27,808     	4,299	   2,735    3,230	     441       	-
	Demand deposits            	-         	-        	-       -       	-  	31,932
		Total Sources	       $27,808  	$  4,299	$  2,735 	$ 3,230  $   441 	$31,932

Cumulative Gap        	$(3,793)	 $  3,629	$  3,526 	$ 5,368 	$25,579  $  (574)

Percent of earning assets	(5.4)       5.2     	5.0     	7.7    	36.6    	(0.8)

Liquidity Management

	Liquidity refers to the Company's ability to maintain cash flow sufficient to meet the needs of depositors and borrowers and to fund its operations. The Company continues to have a stable base of core deposits that provide a low-cost source of stable funds. These deposits do fluctuate but management maintains a weekly report of the balances of its largest volume customers to correctly gauge balance fluctuations.
	As the statement of cash flows indicates operating activities and investing activities used $4,353,000 in cash during the year while financing activities raised $13,091,000 increasing the cash and cash equivalents to $16,027,00 at December 31, 1997. The additional cash equivalents were mainly invested in fed funds sold. Liquidity is high at year-end and gives the Company the ability to deal with any deposit fluctuations during the first quarter of 1998 and provides funds for increasing the loan portfolio.

Capital

	The Company's capital position is a strong. Risk-based capital at the end of 1997 was 16.5% up from 7.4% at December 31, 1996. The adequately capitalized risk-based ratio required by the federal regulators is 8.0% and the well capitalized required ratio is 10.0%. Tier I risk-based capital ratio for the Company is 15.2% and the Tier I leverage ratio is 10.8%. The Company is categorized as well capitalized. Note K to the financial statements goes into greater detail.
	The Bank was released from its formal agreement with the Office of the Controller of the Currency in the fourth quarter. The Company is still under a memorandum of understanding with the Federal Reserve
Bank. For 1998 the Company will look to earnings as a source of additional capital and at this juncture foresees no problems in maintaining proper capital ratios.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31,                                                             1997
                                                                    ---------
ASSETS
Cash and due from banks                                         $   7,327,000
Federal funds sold                                                  8,700,000
Investment securities - Note B:
  Securities available for sale                                     5,249,000
  Securities held to maturity                                       9,147,000
                                                                 ------------
  TOTAL INVESTMENT SECURITIES                                      14,396,000

Loans - Note C                                                     46,775,000
 Less allowance for credit losses                                 (   747,000)
                                                                 ------------
  NET LOANS                                                        46,028,000

Premises and Equipment- Note D                                        416,000
Other real estate owned                                             1,248,000
Accrued interest and other assets                                     954,000
                                                                 ------------
  TOTAL ASSETS                                                   $ 79,069,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits - Note E
  Noninterest-bearing demand                                     $ 31,932,000
  Interest-bearing demand                                           5,871,000
  Money market and savings                                         21,938,000
  Time deposits under $100,000                                      5,617,000
  Time deposits 100,000 and over                                    5,087,000
                                                                 ------------
  TOTAL DEPOSITS                                                   70,445,000

Accrued interest and other liabilities                                423,000
                                                                  -----------
  TOTAL LIABILITIES                                                70,868,000
Commitments and Contingencies - Note H

Shareholders' Equity - Note I
Preferred shares - No par value, 1,000,000 share authorized, no shares issued and outstanding
Common shares - No par value, 9,000,000 shares authorized,
  issued and outstanding: 3,811,819 in 1997                        13,607,000
Net unrealized gain on securities available for sale                    3,000
Accumulated deficit                                               ( 5,409,000)
                                                                 ------------
TOTAL SHAREHOLDERS' EQUITY                                          8,201,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 79,069,000

See accompanying notes to consolidated financial statements.




MARATHON BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                      1997             1996
                                                   ----------      ---------
INTEREST INCOME
  Interest and fees on loans                     $  3,714,000    $  4,035,000
  Interest on investment securities - taxable         564,000         475,000
  Other interest income                               452,000         670,000
                                                    ---------      ----------
   TOTAL INTEREST INCOME                            4,730,000       5,180,000
INTEREST EXPENSE
  Interest on demand deposits                          56,000          62,000
  Interest on money market and savings                621,000         723,000
  Interest on time deposits                           467,000         392,000
  Other interest expense                                    -               -
                                                    ---------       ---------
   TOTAL INTEREST EXPENSE                           1,144,000       1,177,000
                                                    ---------       ---------
NET INTEREST INCOME                                 3,586,000       4,003,000
Provision for credit losses                           301,000         601,000
                                                     --------       ---------
NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                     3,285,000       3,402,000
NONINTEREST INCOME
  Service charges and fees on deposit accounts        285,000         197,000
  Gain on sale of OREO                                112,000               -
  Other noninterest income                            168,000          23,000
                                                    ---------       ---------
TOTAL NONINTEREST INCOME                              565,000         220,000
NONINTEREST EXPENSE
  Salaries and employee benefits                    1,552,000       1,435,000
  Occupancy expenses                                  616,000         531,000
  Furniture and equipment                              99,000         146,000
  Professional services                               501,000         555,000
  Business Promotion                                   71,000          61,000
  Stationary and supplies                              92,000          71,000
  Data processing services                            512,000         471,000
  Messenger and courier services                      154,000         269,000
  Insurance and assessments                           385,000         321,000
  Litigation                                           25,000         189,000
  Customer checks                                      31,000          61,000
  Provision for OREO losses                            35,000         151,000
  Net operating cost of OREO                           34,000         238,000
  Other expenses                                      105,000          60,000
                                                    ---------       ---------
    TOTAL NONINTEREST EXPENSE                       4,212,000       4,559,000
                                                    ---------       ---------
LOSS BEFORE INCOME TAXES                           (  362,000)     (  937,000)
  Income taxes - Note F                                 2,000           2,000
                                                    ---------       ---------
NET LOSS                                          $(  364,000)    $(  939,000)
                                                   ----------      ----------
Per Share Data - Note G:
  Net Loss - Basic                                $(     0.15)    $(     0.75)
  Net Loss - Diluted                              $(     0.15)    $(     0.75)

See accompanying notes to consolidated financial statements.

MARATHON BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                         1997         1996
OPERATING ACTIVITIES
 Net loss                                         $(   364,000)  $(   939,000)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and Amortization                        131,000        141,000
  Provision for credit losses                          301,000        601,000
  Provision for OREO losses                             35,000        151,000
  Loss (gain) on sale of OREO                      (   112,000)        69,000
  Net amortization of premiums and discounts
   on investment securities                        (    22,000)        23,000
  Net change in deferred loan origination fees          38,000    (   185,000)
  Decrease in income tax refunds receivable                  -              -
  Net change in accrued interest, other assets
   and other liabilities                           (   158,000)       282,000
                                                  -------------    ----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES (   151,000)       143,000
INVESTING ACTIVITITES
  Net decrease (increase in interest-bearing deposits
   with financial institutions                         996,000    (   499,000)
  Purchases of available for sale securities       ( 6,088,000)   ( 1,088,000)
  Purchases of held to maturity securities         ( 4,946,000)             -
  Proceeds from maturities of avaliable for sale
   securities                                        2,018,000      3,281,000
  Proceeds from maturities of held for sale
   securities                                        1,757,000        504,000
  Net decrease in loans                                518,000        758,000
  Proceeds from sale of OREO                         1,632,000      1,082,000
  Purchases of furniture, fixtures and equipment   (    89,000)   (   173,000)
                                                   -----------    -----------
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ( 4,202,0000     3,945,000
FINANCING ACTIVITIES
  Net change in demand deposits, money market
   and savings                                       5,122,000    (18,831,000)
  Net change in time deposits                        2,442,000    (   818,000)
  Proceeds from issuance of common shares            5,527,000              -
                                                   -----------    -----------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  13,091,000    (19,649,000)
                                                   -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     8,738,000    (15,561,000)
  Cash and cash equivalents at beginning of year     7,289,000     22,850,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $ 16,027,000   $  7,289,000
                                                   -----------    -----------
Supplemental Disclosures of Cash Flow Information:
 Interest paid                                    $  1,140,000   $  1,157,000
 Income taxes paid (refunded)                     $      2,000   $      2,000

See accompanying notes to consolidated financial statements.


MARATHON BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

                                                            Net
                                                         Unrealized
                                                        Appreciation
                                                       (Depreciation)
                                                        on Available
                          Common Shares     Accumulated    for Sale
                        Shares      Amount     Deficit   Securities     Total
                       -------    ---------  ----------- --------- ----------
Balance,
January 1, 1996      1,248,764  $ 8,080,000  $(4,106,000)  $1,000  $3,975,000

Net loss                                      (  939,000)           ( 939,000)

Net changes in unrealized
 appreciation on available
 for sale securities                                        7,000       7,000
                     ---------   ----------   -----------   -----   ---------
Balance,
December 31, 1996    1,248,764    8,080,000   (5,045,000)   8,000   3,043,000

Net loss                                      (  364,000)           ( 364,000)

Issuance of common
 stock net of expenses
 of $240,000         2,563,055    5,527,000                         5,527,000

Net changes in unrealized
 appreciation on available
 for sale securities                                       (5,000)  (   5,000)
                     ---------    ---------   -----------   -----   ---------
Balance,
December 31, 1997    3,811,819  $13,607,000  $(5,409,000)  $3,000  $8,201,000
                     ---------   ----------   ----------    -----   ---------

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation
---------------------
 The accounting and reporting policies of Marathon Bancorp (the Company) and its wholly owned subsidiary, Marathon National Bank (the Bank), are in accordance with generally accepted accounting principles and conform to practices within the banking industry.

Principles of Consolidation
---------------------------
 The consolidated financial statements include the accounts of the Company and the Bank, after elimination of all material intercompany transactions and balances.

Nature of Operations
--------------------
 The Bank maintains a single branch office and corporate headquarters located in the west side of Los Angeles city. The Bank offers a wide range of commercial banking services primarily to professionals and small to medium size companies located throughout the greater Los Angeles area.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due from Banks and Federal Funds Sold
----------------------------------------------
 For the purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from loans originated by the Bank, deposits and federal funds sold are reported net.
 The Bank maintains amounts due from banks which exceed federally insured limits. In addition, federal funds sold were placed with three institutions. The Bank has not experienced any losses in such accounts.

Cash Equivalents
----------------
 For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition captions "Cash and Due from Banks" and "Federal Funds Sold."


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - Continued

Securities Available for Sale
-----------------------------
 Securities that are to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity, net of income tax effect. Securities held for indefinite periods of time include assets that the Bank intends to use as part of its asset/liability management strategy and that may be sold for liquidity purposes or in response to changes in interest rates, prepayment risks or other factors. Net realized gains and losses from the sale of securities available for sale are included in other operating income using the specific identification method.

Securities Held to Maturity
---------------------------
 Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for accretion of discounts and amortization of premiums over the period to maturity using the interest method. Net accreted discounts and amortized premiums are included in interest income. At the time of acquisition, the Bank identifies those securities which it does have the positive intent and ability to hold to maturity.

Loans
-----
 Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.
 Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.
 The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
 For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No.
114), as amended by SFAS 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - Continued

Allowance for Credit Losses
---------------------------
 The allowance for credit losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential losses. Management's estimates are based on previous and expected loan loss experience, current and projected economic conditions, the composition of the loan portfolio, the value of collateral and other relevant factors. Although management believes the level of the allowance as of December 31, 1997 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy and rising interest rates may result in increasing losses that cannot reasonably be predicted at this date. The allowance is increased by provisions for loan losses charged against income and recoveries of previously charged-off loans. Loan losses are charged against the allowance when, in management's judgment, the collectability of the loan is doubtful.

Premises and Equipment
----------------------
 Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are capitalized and amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter, using the straight-line method.

Other Real Estate Owned
-----------------------
 Other real estate owned (OREO), which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less selling costs. Any loan balance in excess of the fair value of the real estate acquired at the date of foreclosure is charged to the allowance for loan losses. Any subsequent valuation adjustments are charged to provision for other real estate loan losses. Operating income or expenses and gains or losses on disposition of such properties are recorded in current operations under net operating costs of other real estate owned.

Income Taxes
-------------
 Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is more likely than not that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - Continued

Disclosure About Fair Value of Financial Instruments
-----------------------------------------------------
 SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.
 However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
 Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.

Earnings Per Shares (EPS)
-------------------------
 Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock-Based Compensation
------------------------
 Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note I.



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - Continued

Current Accounting Pronouncements
---------------------------------
 In June 1997, the Financial Accounting Standards Board issued
Statement No. 130, "Reporting Comprehensive Income". This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.
 In June 1997, the Financial Accounting Standards Board issued
Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires certain related disclosures about products and services, geographic areas and major customers. The disclosures are required for the year ending December 31, 1998.

Reclassifications
-----------------
 Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.


NOTE B - INVESTMENT SECURITIES

 The following is a summary of data for the major categories of securities as of December 31:

                                             Gross       Gross      Estimated
                                  Amortized  Unrealized  Unrealized    Fair
                                    Cost      Gains       Losses      Value
Available for Sale Securities
 December 31, 1997
  U.S. Treasury Securities       $  998,000   $ 5,000   $      -   $1,003,000
  U.S. government and
    Agency Securities             3,492,000         -     (1,000)   3,491,000
  Federal Reserve Stock             256,000         -          -      256,000
  Other                             499,000         -          -      499,000
                                  ---------     -----      ------   ---------
                                 $5,245,000   $ 5,000   $( 1,000)  $5,249,000

Held to Maturity Securities:
  December 31, 1997:
  U.S. Government and
    Agency Securities            $4,051,000   $     -   $( 4,000)  $4,047,000
  Municipal Securities              394,000     1,000          -      395,000
  Mortgage-Backed Securities      4,702,000     3,000    (68,000)   4,637,000
                                  ---------    ------    --------   ---------
                                 $9,147,000   $ 4,000   $(72,000)  $9,079,000

 Investment securities carried at approximately $300,000 at December 31, 1997, were pledged to secure public deposits and other purposes as required by law.
 The actual maturity of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.
 There were no sales of securities in 1997 or 1996. Net unrealized gain of $3,000 and $8,000 on securities available for sale were credited to shareholders' equity in 1997 and 1996, respectively.



 The scheduled maturities of securities held to maturity and securities available for sale at December 31, 1997, were as follows:

                   Available For Sale Securities  Held to Maturity Securities
                   -----------------------------  ---------------------------
                      Amortized                      Amortized
                         Cost         Fair Value       Cost        Fair Value
                   -------------     -----------  -------------   -----------
Due in One Year or
  Less                $3,991,000     $ 3,990,000    $   600,000   $   600,000
Due from One Year
  to Five Years          998,000       1,003,000      3,845,000     3,842,000
Mortgage-Backed
 Securities                    -               -      4,702,000     4,637,000
Federal Reserve Stock    256,000         256,000              -             -
                       ---------        --------      ---------     ---------
                      $5,245,000     $ 5,249,000    $ 9,147,000   $ 9,079,000
                       ---------       ---------      ---------     ---------

NOTE C - LOANS

 The following is a summary of the components of loans at December 31, 1997:

                                                         1997
                                                      ----------
Commercial Loans                                     $ 15,925,000
Real Estate-Construction                                        -
Real Estate-Other                                      29,630,000
Consumer                                                1,009,000
                                                       ----------
                                                       46,564,000
Net Deferred Loan Costs                                   211,000
                                                       ----------
                                                     $ 46,775,000

NOTE C - LOANS - Continued

 The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                            1997         1996
                                                     -----------   ----------
Recored Investment in Impaired Loans                 $   965,000  $   568,000

Related Allowance for credit Losses                  $   115,000  $    69,000

Average Recorded Investment in Impaired Loans        $ 1,985,000  $ 2,433,000

Interest Income Recognized from Cash Payments        $     9,000  $    73,000


 Loans having carrying value of $1,419,000 and $2,436,000 were transferred to other real estate owned in 1997 and 1996, respectively. During 1997 and 1996, loans totaling $1,695,000 and $704,000, respectively, were made to facilitate the sale of other real estate owned.

 A summary of changes in the allowance for credit losses follows:

                                                            1997         1996
                                                       ---------    ---------
Balance, January 1                                   $ 1,088,000  $   720,000
Provision for Loan Losses                                301,000      601,000
Loans Charged Off                                     (  940,000)  (  303,000)
Recoveries                                               298,000       70,000
                                                      ----------   ----------
Balance, December 31                                 $   747,000  $ 1,088,000
                                                      ----------   ----------


NOTE D - PREMISES AND EQUIPMENT

 The following is a summary of the major components of premises and equipment at December 31, 1997:

                                                           1997
                                                       ---------
Furniture, fixtures and Equipment                    $ 1,246,000
Leasehold Improvements                                   480,000
                                                       ---------
                                                       1,726,000
Less Accumulated Depreciation and Amortization        (1,310,000)
                                                       ---------
                                                     $   416,000
                                                       ---------

NOTE E - DEPOSITS

 At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

1998                         $10,265,000
1999 through 2002                439,000
                              ----------
                             $10,704,000
                              ----------

NOTE F - INCOME TAXES

 The income tax provision (benefit) for the years ended December 31, 1997 and 1996 is comprised of the following:

                                                         1997           1996
                                                  -----------    -----------
Current Taxes:
  Federal                                          $        -    $         -
  State                                                 2,000          2,000
                                                    ---------      ---------
                                                        2,000          2,000
Deferred                                               79,000     (  245,000)
Net Change in Valuation Allowance                   (  79,000)       245,000
                                                    ---------      ---------
                                                   $    2,000    $     2,000

NOTE F - INCOME TAXES - Continued

 For federal income tax purposes, the Company has net operating loss carryforwards of approximately $4,145,000 which expire in 2008 - 2012.
For state income tax purposes, the Company has incurred net operating loss carryforwards of approximately $4,045,000, which expire in 1998 - 2002, to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law. During 1997, state net operating loss carryforwards of approximately $1,392,000 expired.
 At December 31, 1997, the components of the net deferred tax asset are comprised of the following:

                                                                   1997
                                                               --------
Deferred Tax Assets:
  Allowance for Credit Losses Due to Tax Limitations        $   307,000
  Other Real Estate Owned                                       317,000
  Net Operating Loss and Tax Credit Carryforwards             1,837,000
  Premises and Equipment Due to Depreciation Difference          52,000
  Other Assets/Liabilities                                        8,000
                                                             ----------
                                                              2,521,000
Valuation Allowance                                          (2,385,000)
Deferred Tax Liabilities:
  Recapture of Federal Credit Reserve                        (   47,000)
  Other Assets/Liabilities                                   (   89,000)
                                                             ----------
                                                             (  136,l00)
Net deferred Taxes                                          $         -
                                                             ----------

 The Company has no current tax asset or liability at December 31, 1997.


NOTE F - INCOME TAXES - Continued

 The principal reasons for the difference between the federal statutory income tax rate of 35% in 1997 and 1996, and income tax expense for the years ended December 31, 1997 and 1996 are as follows:

                                                   1997             1996
                                            -----------       ----------
Tax Benefit at Statutory Rate                $( 127,000)      $( 329,000)
State Franchise Tax Net of Valuation
  Allowance                                       2,000            2,000
Federal Valuation Allownance                    139,000          323,000
Loss of State NOL Carryforward                        -                -
Surtax Exemption                                      -                -
Other, Net                                    (  12,000)           6,000
                                             ----------        ---------
Tax Expense                                  $    2,000       $    2,000
                                             ----------        ---------

NOTE G - EARNINGS PER SHARE (EPS)

 The following is a reconciliation of net income and shares outstanding to the loss and number of share used to compute EPS:

                                          1997                   1996
                                    Loss       Shares       Loss      Shares
                                   ------      ------       ----      ------
Net Loss as Reported             $(364,000)         -   $(939,000)         -
Weighted Average Shares
  Outstanding During the Year            -   2,465,127          -   1,248,764
                                  ---------  ---------   --------   ---------
    Used in Basic EPS            $(364,000)  2,465,127  $(939,000)  1,248,764

Dilutive Effective of Outstanding
  Stock Options                          -           -          -           -
                                  --------   ---------   ---------  ---------
 Used in Dilutive EPS            $(364,000)  2,465,127  $(939,000)  1,248,764
                                  --------   ---------   --------   ---------

 The impact of stock options have been excluded from the computation of diluted EPS since their effect would be to reduce the loss per share.


NOTE H - COMMITMENTS AND CONTINGENCIES

 The Bank has an operating lease commitment covering its banking premises. Minimum rental commitments under this and all other operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 1997 are as follows:

1998                       $  545,000
1999                          594,000
2000                          594,000
2001                          594,000
2002                          396,000
                             --------
                           $2,723,000
                            ---------

 Rent expense was $563,000 and $265,000 for the years ended December
31, 1997 and 1996, respectively. Sublease rental income was $85,000 in 1997 and $10,000 in 1996.
 The Company and the Bank are subject to pending or threatened legal actions which arise in the normal course of business. Based on current information, management is of the pinion that the disposition of all suits will not have a material effect on the Company's consolidated financial statements.
 In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk which are intended to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are not reflected in the consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Bank's exposure to credit loss commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments.
 The following is a summary of contractual or notional amounts of financial instruments with off balance sheet risk as of December 31, 1997.

                                       1997
                                   ----------
Commitments to Extend Credit      $ 7,225,000
Other Letters of Credit               188,000
                                   ----------
                                  $ 7,413,000
                                   ----------

 Commitments to extend credit are agreements to lend a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
 The Bank uses the same credit policies in making off balance sheet commitments and conditional obligations as it does for balance sheet instruments. The Bank evaluated each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. The collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial and residential properties.

NOTE I - STOCK OPTION PLAN

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

                                                    Number of Shares
                                                   1997           1996
                                                ---------       --------
Options Outstanding, January 1                    294,145       330,811
Granted at Option Prices of:
  $3.09 in 1997                                    76,888             -
  $2.75 in 1996                                         -         1,500
  $1.75 in 1995                                         -             -
Cancelled                                      (  243,003)    (  38,166)
                                                ---------      --------
Options outstanding, December 31                  128,030       294,145
Shares Available for Future Grant
 At December 31                                   308,792       142,677
                                                ---------      --------
Shares Available Under Stock Option Plans         436,822       436,822


 At December 31, 1997 the weighted average exercise price was $4.13, the weighted average remaining contractual life was 6.2 years, and 50,342 options were exercisable at a weighted average price of $5.74.
 The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free rates of 5.8% for 1997 and 6.5% for 1996; volatility of 51% for 1997 and 55% for 1996; and expected lives of ten years. The estimated fair value of options granted during 1997 and 1996 were $2.15 and $2.07 per share, respectively.

NOTE I - STOCK OPTION PLAN - Continued

 The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 1997 and 1996 would have been changed to the pro forma amounts indicated below:

                                             1997           1996
                                         ----------    -----------
Net Loss to Common Shareholders:
  As Reported                           $( 364,000)    $( 939,000)
  Pro Forma                             $( 381,000)    $( 957,000)

Per Share Data:
  Net Loss - Basic
    As Reported                         $(    0.15)    $(    0.75)
    Pro Forma                           $(    0.15)    $(    0.75)

  Net Loss - Diluted
    As Reported                         $(    0.15)    $(    0.75)
    Pro Forma                           $(    0.15)    $(    0.76)


NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

 The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
 Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

 The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets
----------------
 The carrying amounts of cash, short term investments, due from customers on acceptances, and bank acceptances outstanding are considered to approximate fair value. Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with banks. The fair values of investment securities, including available for sale, are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities
---------------------
 The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off Balance Sheet Financial Instruments
---------------------------------------
 The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.
 The estimated fair value of financial instruments at December 31 is summarized as follows:

(in thousands)                                       1997
                                         Carry Value      Fair Value
                                         -----------      ----------
Financial Assets:
  Cash and Due From banks                $  7,327         $  7,327
  Federal Funds Sold                     $  8,700         $  8,700
  Interest-Bearing Deposits              $      -         $      -
  Investment Securities                  $ 14,396         $ 14,160
  Loans, Net                             $ 46,028         $ 46,160

Financial Liabilities:
  Deposits                               $ 70,445         $ 70,448


NOTE K - REGULATORY MATTERS

 The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
 Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.
 On December 16, 1996, the Company entered into a memorandum of understanding with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends except with the prior approval of the FRB, submit annual statements of planned sources and uses of cash, and submit annual progress reports.
 As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):
 Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.
At December 31, 1997, required reserves were approximately $890,000.

                                                Amount of Capital Required
                                           To Be Categorized
                             Actual          as Adequately       To Be
(in thousands)                                Capitalized    Well-Capitalized
                       ----------------  ------------------  -----------------
                       Amount Percentage  Amount Percentage  Amount Percentage
As of December 31, 1997
  Total Risk-based      $ 8,891   16.5%   $ 4,319   8.0%    $ 5,398   10.0%
  Tier 1 Risk-Based     $ 8,216   15.2%   $ 2,159   4.0%    $ 3,239    6.0%
  Tier 1 Leverage       $ 8,216   10.8%   $ 3,017   4.0%    $ 3,772    5.0%



NOTE L - CONDENSED FINANCIAL INFORMATION OF PARENT
COMPANY ONLY

 Marathon Bancorp operates Marathon National Bank. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                                                                      1997
Assets
Cash in Marathon National Bank                                     $   20,000
Investment in Marathon National Bank                                8,239,000
                                                                    ---------
  Total Assets                                                     $8,239,000

Liabilities and Shareholders' Equity
Accrued Expenses                                                   $   38,000
Shareholders' Equity
 Common Shares                                                     13,607,000
 Accumulated Deficit                                               (5,409,000)
 Net Unrealized Gain on Securities Available for Sale                   3,000
                                                                    _________
  Total Shareholders' equity                                        8,201,000

  Total Liabilities and Shareholders' Equity                       $8,239,000
                                                                    ---------
                                                       Year Ended December 31,
Condensed Statements of Operations                         1997          1996
Operating Expenses                                  $(    7,000)   $        -
Equity in Undistributed Ner Loss of Marathon
  National Bank                                      (  357,000)    ( 939,000)
                                                    -----------     ---------
  Net Loss                                          $(  364,000)   $( 939,000)

                                                     Year Ended December 31,
                                                           1997          1996
Condensed Statements of Cash Flows
Operating Activities
Net Loss                                            $(363,000)     $( 939,000)
Adjustments to Reconcile Net Loss to Net Cash Used
 by Operating Activities - Equity in Undistributed
 Net Loss of Marathon National Bank                   357,000         939,000
                                                     --------        --------
  Net Cash Used by operating Activities                 7,000               -

Investing Activities
Investment in Marathon National Bank               (5,501,000)              -
                                                   ----------          ------
Net Cash Used by Investing Activitites             (5,501,000)              -

Financing Activities
Proceeds from Issuance of Common Shares             5,527,000               -
                                                    ---------         -------
  Net Cash Provided by Financing Activities         5,527,000               -

Increase (Decrease) in Cash & Cash Equivalents         19,000               -
Cash and Cash Equivalents at Beginning of year          1,000           1,000
                                                   ----------         -------
  Cash and Cash Equivalents at End of Year         $   20,000        $  1,000







INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Marathon Bancorp

 We have audited the accompanying consolidated balance sheet of Marathon Bancorp and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders equity and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Marathon Bancorps management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marathon Bancorp and Subsidiary as of December 31, 1997, and the results of its operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
 As discussed in Note K to the consolidated financial statements, Marathon Bancorp entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco. Failure on the part of Marathon Bancorp to meet the terms of the agreement may subject the Company to significant regulatory sanctions.


/S/ VAVRINEK, TRINE, DAY & CO., LLP

January 27, 1998
Laguna Hills, California







ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
--------------------
	No information is required in response to this item.

                           PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT
----------
	Directors:
Name                       Position with Company                     Director
                                                                        Since
Nikolas Patsaouras (1)&(2) Chairman of the Board of the Company & Bank   1982
Robert Abernethy (2)       Director                                      1983
Craig D. Collette          President and Chief Executive Officer
                           of the Company and Bank                       1997
Frank W. Jobe, M.D.        Director                                      1985
C. Thomas Mallos (1) & (2) Director                                      1982
Robert l. Oltman (1) & (2) Director                                      1982
Ann Pappas (1) & (2)       Director                                      1982

(1) Member of the Audit Committee
(2) Member of the Personnel and Compensation Committee.


	Executive officers of the Company and the Bank were:

NamePosition         Age

Craig D. Collette          President and Chief Executive Officer
                           of the Company and Bank                        55
Timothy J. Herles          Executive Vice President and
                           Senior Credit Officer of the Bank              57
Howard J. Stanke           Executive Vice President and Chief Financial
                           Officer of the Company and Bank                49
Adrienne Caldwell          Senior Vice President- Operations
                           Administration of the Bank                     55


	CRAIG D. COLLETTE has been the President and Chief Executive
Officer of the Company and Bank since January 1997. Mr. Collette has been a banker for 29 years in the Southern California banking community. Prior to joining the Bank, Mr. Collette was President, COO and Director of TransWorld Bank, Sherman Oaks, CA and, for approximately 18 years, was President, CEO and Director of Landmark Bank, La Habra, CA

	TIMOTHY J. HERLES has been Executive Vice President of the Bank since April 1983, and has served in various positions including Cashier, Chief Administrative Officer, Compliance Officer and Senior Credit Officer, which position he currently holds.

	HOWARD J. STANKE has been Executive Vice president /Chief financial Officer of the Company and Bank Effective June 9, 1997. Mr. Stanke was previously Executive Vice president/Chief Financial Officer of TransWorld Bancorp and TransWorld Bank.

	ADRIENNE CALDWELL has been Senior Vice President-Operations Administration of the Bank since March 1986.


ITEM 10.  EXECUTIVE COMPENSATION

	The following table sets forth a comprehensive overview of the compensation of the Banks executive officers with salary and bonus exceeding $100,000 during the fiscal year ended December 31, 1997. Comparative data is also provided for the previous two fiscal years.

                                             Long Term Compensation
                Annual Compensation             Awards       Payouts

       (a)        (b)   (c)     (d)   (e)     (f)      (g)       (h)     (i)
                                     Other
                                     Annual  Restricted              All Other
   Name and                          Compen-  Stock             LTIP   Compen-
  Principal            Salary  Bonus sation   Award  Options   Payouts  sation
   Position        Year   $     $       $(1)    $       SARs       $      $(2)
----------------  ----- --------- --  ------  ---     -------     ---     ---
Craig D. Colette   1997  $155,833 $0  $7,700   $0      30,000      $0      $0
(3) President &
Chief Executive
Officer of the
Company & Bank

Timothy J. Herles  1997  $102,372 $0  $8,400   $0           0      $0  $1,040
Executive Vice     1996  $100,000 $0  $8,400   $0           0      $0  $1,040
President and      1995  $100,000 $0  $8,400   $0           0      $0  $1,040
Chief Credit Officer
of the Bank

(1) These amounts represent the automobile allowance.
(2) These amounts represent excess life insurance premiums.
(3) Mr. Collette commenced employment on January 22, 1997.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
---------------------
	Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of the Companys common stock, except as set forth in the table below. The following table sets forth, as of February 20, 1998, the number and percentage of shares of the Companys outstanding common stock beneficially owned, directly or indirectly, by each of the Companys directors and named officers and by the directors and named officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment powers. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

                                         Common Stock Beneficially Owned as of
                                               February 20, 1998
                                            Number of           Percent Of
Name of Beneficial Owner                      Shares              Class

Directors and Named Executive Officers:
---------------------------------------
Nickolas Patsaouras                            37,910 (1)            1.0
Robert J. Abernethy                           107,299                2.8
Craig D. Collette                              39,233 (2)            1.0
Frank W. Jobe, M.D.                            74,190                2.0
C. Thomas Mallos                               47,878 (3)            1.3
Robert L. Oltman                              190,922 (4)            5.0
Ann Pappas                                     60,011 (5)            1.6
Timothy J. Herles                              40,880 (6)            1.1

Total for all directors, named
executive officers and all
executive officers (numbering 9)              608,313 (7)           15.8

Principal Shareholder:
---------------------
Oppenheimer-Spence Financial
Services Partnership L.P.                     224,897 (8)            5.9

(1) Mr. Patsaouras has shared voting and investment powers as to 37,500 of these shares.
(2) Mr. Collette has shared voting and investment powers as to 33,233 shares.
The amount includes 6,000 shares acquirable by exercise of stock options.
(3) Mr. Mallos has shared voting and investment powers as of 45,108 of these shares.
(4) Mr. Oltman has shared voting and investment powers as to 2,942 of these shares. His addressis c/o Marathon Bancorp, 11150 West Olympic
Boulevard, Los Angeles, California 90064.
(5) Ms. Pappas has shared voting and investment powers as to 59,896 of these shares.
(6) Mr. Herles has shared voting and investment powers as to 1,065 of these shares. The amount includes 39,696 shares acquirable by exercise of stock options.
(7) This amount includes 45,696 shares acquirable by exercise of stock options within 60 days of February 20, 1998.
(8) The Schedule 13D filing by the partnership indicates that it has sole voting power and sole dispositive power of all of these shares. The business address of the partnership is 119 West 57th Street, New York, New York
10019.





ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS
-----------
	It is against Bank policy to make loans to directors, officers or employees.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K
-------------------
	(a)  Financial Statements and Schedules
----------------------------------------
	All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

	(b)  Reports on Form 8-K

	The Company filed a report on Form 8-K on October 30, 1997 which was amended on December 23, 1997.The 8-K reportee on Item 4. Changes in
Registrant's certifying accountants and there were no financial	statements
or exhibits.

	(c)  Exhibits

	See Exhibit Index at Page 47 this Form 10-KSB.





                           SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 1998.


	MARATHON BANCORP (Registrant)

Howard J. Stanke
----------------
Howard J. Stanke
Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  		 		Title                       Date
------------------   ------------------------   ---------------
Nikolas Patsaouras				Chairman of the Board		   March 23, 1998
------------------
Nikolas Patsaouras


Craig D. Collette					Director and President		  March 23, 1998
-----------------
Craig D. Collette					and CEO


C. Thomas Mallos			  	Director		              		March 23, 1998
----------------
C. Thomas Mallos


------------------- 		Director               			March 23, 1998
Robert J. Abernethy


-------------------   Director              				March 23,1998
Frank W. Jobe, M.D.


Robert L. Oltman  				Director and Secretary	  	March 23, 1998
----------------
Robert L. Oltman


Ann Pappas         			Director               			March 23, 1998
----------
Ann Pappas




                          EXHIBIT INDEX



Exhibit No.        Description                             Page

21.		Subsidiaries of Company		                         				 48

23.		Consent of Vavrinek, Trine, Day & Co LLP				           49

27.  Financial data Schedule


EXHIBIT 21.


SUBSIDIARIES OF MARATHON BANCORP


Marathon National Bank, incorporated under the laws of the United States.


Marathon Bancorp Mortgage Corporation, (an inactive subsidiary), incorporated under the laws of California.




EXHIBIT 23.



INDEPENDENT AUDITORS' CONSENT


Board of Directors and Shareholders
Marathon Bancorp
Los Angeles, California

We consent to the incorporation by reference in Registration Nos. 2-90321 and 33-40408 on Form S-8 of Marathon Bancorp and subsidiary of our report dated
January 27, 1998 which report includes an explanatory paragraph relating to certain regulatory matters discussed in footnote K, included in the Annual
Report on Form 10-KSB for the year ended December 31, 1997.



Laguna Hills, California
March 27, 1998




