Form 10QSB
period 1998-03-31
MARATHON BANCORP
filed 1998-05-15
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended                MARCH  31,  1998
                                               --------------------------------

                                                       OR

[    ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                             SECURITIES  EXCHANGE  ACT  OF  1934

                For  the  transition  period  from  _______  to  _________

                Commission  file  number                                 0-12510
                                              ----------------------------------


                                     MARATHON  BANCORP
------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California                        95-3770539
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)(I.R.S. Employer Identification
                                                                  No.)


11150  West  Olympic  Boulevard,  Los  Angeles,  CA                    90064
----------------------------------------------------------------------------
    (Address  of  principal  executive  offices)                      (Zip Code)

Registrant's  telephone  number,  including  area  code:  (310)  996-9100
                                                        -----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.          Yes        X    No ____
                                                                -----

      As of May 11, 1998, there were 3,817,819 shares of no par Common Stock issued and outstanding.


Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary


                                                                        March 31,     December 31,
ASSETS                                                                     1998           1997
                                                                       ------------  --------------
Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . . .  $ 4,170,000   $   7,327,000

Federal Funds Sold. . . . . . . . . . . . . . . . . . . . . . . . . .    6,300,000       8,700,000

Interest-Bearing Deposits with Financial Institutions . . . . . . . .            0               0

Investment Securities
   Securities Available for Sale. . . . . . . . . . . . . . . . . . .    2,747,000       5,249,000
   Securities Held to Maturity. . . . . . . . . . . . . . . . . . . .    9,977,000       9,147,000
                                                                       ------------  --------------
       TOTAL INVESTMENT SECURITIES. . . . . . . . . . . . . . . . . .   12,724,000      14,396,000

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   44,254,000      46,775,000
   Less Allowance for Credit Losses . . . . . . . . . . . . . . . . .     (739,000)       (747,000)
                                                                       ------------  --------------
        NET LOANS . . . . . . . . . . . . . . . . . . . . . . . . . .   43,515,000      46,028,000

Premises and Equipment. . . . . . . . . . . . . . . . . . . . . . . .      399,000         416,000
Other Real Estate Owned . . . . . . . . . . . . . . . . . . . . . . .    1,161,000       1,248,000
Accrued Interest and Other Assets . . . . . . . . . . . . . . . . . .    2,000,000         954,000
                                                                       ------------  --------------
        TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $70,269,000   $  79,069,000
                                                                       ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing. . . . . . . . . . . . . . . . . . . . . . . .   23,291,000      31,932,000
   Interest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . .   38,031,000      38,513,000
                                                                       ------------  --------------
        TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . .   61,322,000      70,445,000

Accrued Interest and Other Liabilities. . . . . . . . . . . . . . . .      734,000         423,000
                                                                       ------------  --------------
        TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .   62,056,000      70,868,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding. . . . . . . . . . . . . . . .            0               0
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,811,819 in 1998 and 1,589,596 in 1997   13,607,000      13,607,000
   Net Unrealized Gain on Securities Available for Sale . . . . . . .        4,000           3,000
   Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . .   (5,398,000)     (5,409,000)
                                                                       ------------  --------------
        TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .    8,213,000       8,201,000
                                                                       ------------  --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . .  $70,269,000   $  79,069,000
                                                                       ============  ==============




Consolidated  Statements  of  Income
Marathon  Bancorp  and  Subsidiary


                                                    March 31,
                                                       1998          1997
                                                    ----------  ---------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . .  $  916,000  $      876,000
    Interest on Investment Securities - Taxable. .     169,000         109,000
    Other Interest Income. . . . . . . . . . . . .     116,000          65,000
                                                    ----------  ---------------
      TOTAL INTEREST INCOME. . . . . . . . . . . .   1,201,000       1,050,000
INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . .      12,000          14,000
    Interest on Money Market and Savings . . . . .     150,000         153,000
    Interest on Time Deposits. . . . . . . . . . .     149,000          89,000
    Other Interest Expense . . . . . . . . . . . .       1,000               -
                                                    ----------  ---------------
      TOTAL INTEREST EXPENSE . . . . . . . . . . .     312,000         256,000
                                                    ----------  ---------------
NET INTEREST INCOME. . . . . . . . . . . . . . . .     889,000         794,000
Provision for Credit Losses. . . . . . . . . . . .           -         150,000
                                                    ----------  ---------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES . . . . . . . . . .     889,000         644,000
                                                    ----------  ---------------
NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . .      61,000          60,000
    Gain on Sale of Other Real Estate Owned. . . .           -               -
    Other Noninterest Income . . . . . . . . . . .      39,000           8,000
                                                    ----------  ---------------
      'TOTAL NONINTEREST INCOME. . . . . . . . . .     100,000          68,000
                                                    ----------  ---------------
NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . .     392,000         372,000
    Occupancy Expenses . . . . . . . . . . . . . .     159,000         156,000
    Furniture and Equipment. . . . . . . . . . . .      23,000          37,000
    Professional Services. . . . . . . . . . . . .      50,000          94,000
    Business Promotion . . . . . . . . . . . . . .      16,000           7,000
    Stationery and Supplies. . . . . . . . . . . .      29,000          28,000
    Data Processing Services . . . . . . . . . . .     115,000         115,000
    Messenger and Courier Services . . . . . . . .      22,000          37,000
    Insurance and Assessments. . . . . . . . . . .      81,000          96,000
    Litigation . . . . . . . . . . . . . . . . . .           -          25,000
    Customer Checks. . . . . . . . . . . . . . . .      11,000          13,000
    Provision for OREO Losses. . . . . . . . . . .           -               -
    Net Operating Cost of Other Real Estate Owned.      12,000           2,000
    Other Expenses . . . . . . . . . . . . . . . .      68,000          20,000
                                                    ----------  ---------------
      TOTAL NONINTEREST EXPENSE. . . . . . . . . .     978,000       1,002,000
                                                    ----------  ---------------
INCOME  (LOSS) BEFORE INCOME TAXES . . . . . . . .      11,000     (   290,000)
   Income Taxes. . . . . . . . . . . . . . . . . .           -               -
                                                    ----------  ---------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .  $   11,000  $   (  290,000)
                                                    ==========  ===============
Per Share Data :
     Net Income (Loss) - Basic . . . . . . . . . .  $        -  $(        0.23)
     Net Income (Loss) - Diluted . . . . . . . . .  $        -  $(        0.23)


Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary


                                                                    Three Months Ended March 31,
                                                                   ------------------------------

                                                                                1998                      1997
                                                                   ------------------------------  -------------------
OPERATING ACTIVITIES
   Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . .  $                      11,000   $  (       290,000)
   Adjustments to Reconcile Net Gain (Loss) to Net Cash Provided
      by Operating Activities:
         Depreciation and Amortization. . . . . . . . . . . . . .                         36,000               33,000
         Provision for Credit Losses. . . . . . . . . . . . . . .                              -              150,000
         Provision for OREO Losses. . . . . . . . . . . . . . . .                              -                    -
         Loss (Gain) on Sale of Other Real Estate Owned . . . . .                         34,000    (           3,000)
         Net Amortization of Premiums and Discounts
            on Investment Securities. . . . . . . . . . . . . . .                          7,000                7,000
         Net Change in Deferred Loan Origination Fees . . . . . .                          4,000                7,000
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities. . . . . . . . . . . . . . . .               (        733,000)             156,000
                                                                   ------------------------------  -------------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . .               (        641,000)              60,000
INVESTING ACTIVITIES
   Net Decrease (Increase) in Interest-Bearing Deposits with
      Financial Institutions. . . . . . . . . . . . . . . . . . .                              -              100,000
   Purchases of  Available for Sale Securities. . . . . . . . . .               (        998,000)    (        997,000)
   Purchases of Held to Maturity Securities . . . . . . . . . . .                (     4,535,000)                   -
   Proceeds from Maturities of Available for Sale Securities. . .                      3,500,000                4,000
   Proceeds from Maturities of Held to Maturity Securities. . . .                      3,697,000                6,000
   Net Decrease in Loans. . . . . . . . . . . . . . . . . . . . .                      1,527,000            1,540,000
   Proceeds from Sale of Other Real Estate Owned. . . . . . . . .                      1,035,000              248,000
   Purchases of Furniture, Fixtures and Equipment . . . . . . . .              (          19,000)   (          17,000)
                                                                   ------------------------------  -------------------
        NET CASH PROVIDED  (USED) BY INVESTING ACTIVITIES . . . .                      4,207,000              884,000
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings. . . .                 (   10,631,000)          12,572,000
   Net Change in Time Deposits. . . . . . . . . . . . . . . . . .                      1,508,000              689,000
   Proceeds from Issuance of Common shares. . . . . . . . . . . .                              -              767,000
                                                                   ------------------------------  -------------------
        NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES . . . .                (     9,123,000)          14,028,000
                                                                   ------------------------------  -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . .                (     5,557,000)          14,972,000
   Cash and Cash Equivalents at Beginning of Year . . . . . . . .                     16,027,000            7,289,000
                                                                   ------------------------------  -------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . . . . .  $                  10,470,000   $       22,261,000
                                                                   ==============================  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid. . . . . . . . . . . . . . . . . . . . . . . . .  $                     278,000   $          294,000
   Income Taxes Paid (Refunded) . . . . . . . . . . . . . . . . .  $                           -   $                -
   Loans Made to Facilitate the Sale of Other Real Estate Owned .  $                     600,000   $                -


Consolidated  Statements  of  Equity
Marathon  Bancorp  and  Subsidiary


                                  Net
                                                                         Unrealized
                                                                         Appreciation
                                                                         (Depreciation)
                                                                         on Available
                             Common shares                 Accumulated     For Sale
                             --------------
                                 Shares         Amount       Deficit     Securities     Total
                             --------------  ------------  ------------  -----------  ----------
BALANCE - JANUARY 1, 1998 .       3,811,819  $ 13,607,000  $(5,409,000)  $     3,000  $8,201,000

Net Income. . . . . . . . .               -             -       11,000             -      11,000

Issuance of Common Shares .               -             -            -             -           -

Net Changes in Unrealized
  Appreciation on Available
  for Sale Securities . . .               -             -            -         1,000       1,000
                             --------------  ------------  ------------  -----------  ----------

BALANCE - MARCH 31, 1998. .       3,811,819  $ 13,607,000  $(5,398,000)  $     4,000  $8,213,000
                             ==============  ============  ============  ===========  ==========

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION  AND  MANAGEMENT  REPRESENTATIONS
     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.
     The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 1998 and December 31, 1997, results of operations and changes in cash flows for the three-month period ended March 31, 1998 and 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1998.

(2)  INCOME  OR  LOSS  PER  SHARE
     Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share were 3,811,819 and 1,275,273 respectively for the three-month period ended March 31, 1998.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion is intended to provide additional information about Marathon Bancorp (the Company), its financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements. Since Marathon National Bank (the Bank) represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB.

FINANCIAL  HIGHLIGHTS  OVERVIEW

     Marathon Bancorp recorded a profit for the third consecutive quarter of $11,000 for the period ending March 31, 1998, compared to a loss of $290,000 for the same period of 1997.
Per share earnings were less than one cent for 1998 compared to a $0.23 per share loss in the first quarter of 1997.

     At March 31, 1998 total assets were $70,269,000, total loans of $44,254,000
and  total  deposits  of  $61,322,000.    This  compares  to  total  assets  of
$79,069,000,  total  loans  of  $46,775,000 and total Deposits of $70,445,000 at
December  31,  1997.

RESULTS  OF  OPERATIONS

Net  Interest  Income

     Net interest income (the difference between interest income and interest expense) increased by $95,000, or 12% over the amount reported for the first quarter of 1997. This is the most significant component of the Company's earnings and this increase was critical in being able to report a profit in comparison to the prior year's first quarter loss.

     Interest income rose $151,000, or 14.4% over last year with all interest income categories showing improvement. Interest and fees on loans increased by $40,000, or 4.6% on a slightly smaller loan portfolio. Interest earned increased as a result of a reduction in non-performing loans since the same period a year ago. At March 31, 1997 nonaccrual loans totaled $2,074,000 compared to $695,000 at March 31, 1998. Interest on investment securities increased $60,000, or 55.1% over the prior year. This is due to an increase in the average investment portfolio outstandings of 54.6%. Other interest income, which includes interest on federal funds sold and interest on deposits with other financial institutions also increased from $65,000 in the first quarter of 1997 to $116,000 for the first quarter of 1998. This was attributable to an increase in federal funds sold.

     Interest expense increased by $56,000, or 21.9% over the same period last year. This was due to an increase in interest paid on time deposits caused by an increase in the average outstandings of $5,353,000. Average time deposits over $100,000 increased $3,103,000 and average time deposits under $100,000 increased $2,250,000.

Noninterest  Income

     Increasing  the  noninterest  income  has been one of the Company's primary
objectives.    The  first  quarter of 1998 showed an increase of $32,000, or 47%
over  the  first  quarter  of  1997.

     Increasing noninterest revenue was accomplished by increasing selected service charges on deposit accounts, non-deposit products and noninterest related loan fees.


Noninterest  Expense

     Noninterest expense decreased from $1,002,000 for the first quarter of 1997 to $978,000 for the first quarter of 1998 a 2.5% decrease. The main contributors to lower expenses were professional services, courier services, insurance and litigation expenses. The Company's improved financial condition led to decreases in legal expenditures, FDIC insurance and directors and officers insurance expense. The Company's change of auditors decreased the fees for audit and tax services and the litigation that the Company was involved in was settled in 1997 and there has been no need to fund litigation expense in 1998.

     The Company is very cognizant of its expenses and will continue to decrease
costs  wherever  possible.    The Company's improving financial condition should
help  to  further  lower  costs  for  legal,  insurance  and  OREO  costs.

Provision  for  Credit  Losses:

     Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions the Bank felt that the current level in the reserve for credit losses was adequate an therefore made no provision to the credit loss reserve. During the first quarter, the Bank recorded charge-offs of $26,000 while collecting recoveries on loans charged off of $18,000.

     The Bank's internally classified loans decreased from $2,983,000 at December 31, 1997 to $1,969,000 at March 31, 1998. Nonaccrual loans decreased from $965,000 at December 31, 1997 to $695,000 at March 31, 1998 and the level of OREO decreased from $1,248,000 at year-end to $1,161,000 at March 31st.

     Based upon these factors and management's assessment of the overall quality of the loan portfolio, its internal migration analysis and economic conditions they felt the current level of the reserve for credit losses was adequate without the need for further provisions.

ASSETS  AND  LIABILITIES

     Assets decreased from year-end 1997 due to several of the Bank's large depositors increasing their balances the last two weeks of the year and then decreasing these balances back to their normal levels during January 1998. These deposit fluctuations are normal for the Bank during the first quarter of the year. The Company decreased its cash and federal funds sold positions to fund the outflow of deposits.

     Loans decreased by $2,521,000. The major reasons for the decrease were the payoff of a real estate loan in the amount of $2,000,000 and the transfer of two loans totaling $752,000 to OREO. Securities in the held-to-maturity portfolio were increased with callable agency securities while short-term investments in available-for-sale securities matured and were used for liquidity.

     Two foreclosed properties totaling $981,000 were transferred into OREO during the first quarter of the year. The Company also sold two properties totaling $1,068,000 during the first quarter and completed the sale of an additional property in April of this year. The properties were sold at a loss of $34,000, which is reflected in other expenses on the income statement.

     During the first quarter deposits declined by $9,123,000 from year-end totals, but were only down $1,559,000 from the totals of September 30, 1997. The decline was in noninterest bearing deposits and mostly due to year-end buildup in several large accounts that flowed out during the quarter.

LIQUIDITY  AND  CAPITAL

Asset/Liability  Management

     The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company.

     Management monitors its liquidity position continuously in relation to trends in loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds must be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 24% as of March 31, 1998 and the loan to deposit ratio was 72%.

     Interest rate risk management focuses on the maturity and repricing of interest earning assets in relationship to the interest bearing liabilities that fund them. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds.

     The Company measures interest rate sensitivity by distributing the maturities and repricing periods of assets and supporting funding liabilities into interest sensitivity periods, summarizing interest rate risk in terms of the resulting interest sensitivity gaps. A positive gap indicates that more interest sensitive assets than interest sensitive liabilities will be repriced during a specified period, while a negative gap indicates the opposite condition.

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

     The Company's capital position is strong. The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well capitalized ratio is 10.0 percent. At March 31, 1998 the Company and the Bank had a risk based capital ratio of 17.3 percent, and a Tier 1 capital leverage ratio of 11.4 percent.

     On December 16, 1996, the Company entered into a memorandum of understanding with the Federal Reserve Bank (FRB) under which the Company agreed, among other things, to refrain from paying cash dividends except with the prior approval of the FRB, submit annual statements of planned sources and uses of cash, and submit annual progress reports. The Bank has met all of the terms of the formal agreement.
YEAR  2000

     The Company is well aware of the issues relating to the century date change and the impact on computer systems and business operations. The Company started its analysis of the problem in June 1997 when it sent letters to its vendors that supplied computer services to the Company on the status of their Year 2000 plans. All the mission critical vendors were well on their way with plans to make their products Year 2000 compliant. The Company then went on to develop its own Year 2000 plan. The Company's Year 2000 Plan (the Plan) was submitted to the Board of Directors for review in January 1998 and approved in February 1998.

     The Plan includes the steps necessary for the Company to become year 2000 as well as the steps to be taken to check that the major borrowers and fund providers of the Company are also working to become compliant. The Company's main computer processing is supplied by the Fiserv CBS Service Bureau, who has notified the Company that its software has been modified to be year 2000 compliant and that it is currently under testing. The software will be fully operational by the fourth quarter of 1998.

     The Company will begin testing its equipment and programs for full compliance in the third quarter of 1998 and would expect that all mission critical applications and equipment will be compliant by the end of the year. The costs to the Company will be both capital costs for the purchase of new equipment and the expense for the maintenance and testing of computer software. These costs have not been fully determined, but should not have a major impact on future earnings.

PART  II.    OTHER  INFORMATION


Item  1.    Legal  Proceedings

         None.


Item  2.    Changes  in  Securities

         None.


Item  3.    Defaults  Upon  Senior  Securities

         None.


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

       On April 1, 1998, proxy materials for 1998 Annual Meeting of Shareholders were mailed to all shareholders of record as of March 20, 1998. The meeting took place on May 11, 1998. Shareholders were asked to vote on the matters shown below. Of the total 3,811,819 shares outstanding and entitled to vote, 2,849,054 shares were represented either in person or by properly executed
proxies.    The  results  of  the  voting  on  the  matters  are  shown  below:

     Matter 1. Election of Directors. To elect seven (7) persons to the board of directors to serve until the 1999 annual meeting of Shareholders and until their successors are elected and have been qualified.

                                    For          Withhold  Authority  for
     Robert  J.  Abernethy          2,803,728          45,326
     Craig  C.  Collette            2,820,225          28,829
     Frank  Jobe,  M.D.             2,790,925          58,129
     C.  Thomas  Mallos             2,803,728          45,326
     Robert  Oltman                 2,813,790          35,264
     Ann  Pappas                    2,803,915          45,139
     Nick  Patsaouras               2,803,423          45,631

    Matter  2.   Approval of Stock Option Plan.  To approve the Marathon Bancorp
1998  Stock  Option  Plan.
              For             Against          Abstain
           2,633,072         145,262          67,971

    Matter  3.    Other  Business.    There  was  none.


Item  5.    Other  Information

         None.

Item  6.    Exhibits  and  Reports  on  Form  8-K

         None.

                                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        MARATHON  BANCORP


Date:    May  12,  1998          Craig  D.  Collette
                                 -------------------
                                 Craig  D.  Collette
                                 President  and  Chief  Executive
                                 Officer



                                 Howard  J.  Stanke
                                 ------------------
                                 Howard  J.  Stanke
                                 Executive  Vice  President  and
                                 Chief  Financial  Officer