Form 10QSB
period 1998-06-30
MARATHON BANCORP
filed 1998-08-11
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended                JUNE  30,  1998
                                               -------------------------------

                                                       OR

[    ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                             SECURITIES  EXCHANGE  ACT  OF  1934

                For  the  transition  period  from    __________  to  __________

                Commission  file  number                                 0-12510
                                                --------------------------------


                                     MARATHON  BANCORP
------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California
--------------------------------
95-3770539
----------
(State or other jurisdiction of incorporation)(I.R.S. Employer Identification
                                                                          No.)


11150  West  Olympic  Boulevard,  Los  Angeles,  CA                    90064
----------------------------------------------------------------------------
    (Address  of  principal  executive  offices)                      (Zip Code)

Registrant's  telephone  number,  including  area  code:  (310)  996-9100
                                                          ---------------


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

      As of August 3, 1998, there were 3,820,819 shares of no par Common Stock issued and outstanding.


Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary



                                                                           June 30,   December 31,
ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1998            1997
                                                                       ------------  --------------

Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . . .  $ 5,081,000   $   7,327,000

Federal Funds Sold. . . . . . . . . . . . . . . . . . . . . . . . . .   10,100,000       8,700,000

Investment Securities
   Securities Available for Sale. . . . . . . . . . . . . . . . . . .    2,754,000       5,249,000
   Securities Held to Maturity. . . . . . . . . . . . . . . . . . . .    9,091,000       9,147,000
   (Aggregate market value of $9,057,000 at June 30, 1998 and          ------------  --------------
    $9,079,000 at December 31, 1997)
       TOTAL INVESTMENT SECURITIES. . . . . . . . . . . . . . . . . .   11,845,000      14,396,000

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45,077,000      46,775,000
   Less Allowance for Credit Losses . . . . . . . . . . . . . . . . .     (722,000)       (747,000)
                                                                       ------------  --------------
        NET LOANS . . . . . . . . . . . . . . . . . . . . . . . . . .   44,355,000      46,028,000

Premises and Equipment. . . . . . . . . . . . . . . . . . . . . . . .      400,000         416,000
Other Real Estate Owned . . . . . . . . . . . . . . . . . . . . . . .      982,000       1,248,000
Accrued Interest and Other Assets . . . . . . . . . . . . . . . . . .    2,038,000         954,000
                                                                       ------------  --------------
        TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $74,801,000   $  79,069,000
                                                                       ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing. . . . . . . . . . . . . . . . . . . . . . . .  $27,604,000   $  31,932,000
   Interest-Bearing . . . . . . . . . . . . . . . . . . . . . . . . .   38,194,000      38,513,000
                                                                       ------------  --------------
        TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . .   65,798,000      70,445,000

Accrued Interest and Other Liabilities. . . . . . . . . . . . . . . .      755,000         423,000
                                                                       ------------  --------------
        TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .   66,553,000      70,868,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding. . . . . . . . . . . . . . . .            0               0
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,817,819 in 1998 and 1,589,596 in 1997   13,622,000      13,607,000
   Net Unrealized Gain on Securities Available for Sale . . . . . . .        4,000           3,000
   Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . .   (5,378,000)     (5,409,000)
                                                                       ------------  --------------
        TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .    8,248,000       8,201,000
                                                                       ------------  --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . .  $74,801,000   $  79,069,000
                                                                       ============  ==============








Consolidated  Statements  of  Income
Marathon  Bancorp  and  Subsidiary


                                                                 Three Months Ended             Six Months Ended
                                                                         June 30,                     June 30,
                                                                   1998               1997         1998            1997
                                                    -------------------  ------------------  ----------  ---------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . .  $           936,000  $         920,000   $1,852,000  $    1,796,000
    Interest on Investment Securities - Taxable. .              175,000            115,000      344,000         224,000
    Other Interest Income. . . . . . . . . . . . .              113,000            103,000      229,000         168,000
                                                    -------------------  ------------------  ----------  ---------------
      TOTAL INTEREST INCOME. . . . . . . . . . . .            1,224,000          1,138,000    2,425,000       2,188,000
INTEREST EXPENSE
    Interest on NOW Accounts . . . . . . . . . . .                9,000             13,000       21,000          27,000
    Interest on Money Market and Savings . . . . .              156,000            166,000      307,000         319,000
    Interest on Time Deposits. . . . . . . . . . .              176,000            137,000      325,000         226,000
    Other Interest Expense . . . . . . . . . . . .                    -              1,000            -
                                                    -------------------  ------------------  ----------
      TOTAL INTEREST EXPENSE . . . . . . . . . . .              341,000            316,000      654,000         572,000
                                                    -------------------  ------------------  ----------  ---------------
NET INTEREST INCOME. . . . . . . . . . . . . . . .              883,000            822,000    1,771,000       1,616,000
Provision for Credit Losses. . . . . . . . . . . .                    -                  -            -         150,000
                                                    -------------------  ------------------  ----------  ---------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES . . . . . . . . . .              883,000            822,000    1,771,000       1,466,000
                                                    -------------------  ------------------  ----------  ---------------
NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . .               55,000             97,000      116,000         157,000
    Other Noninterest Income . . . . . . . . . . .               50,000              4,000       90,000          12,000
                                                    -------------------  ------------------  ----------  ---------------
      'TOTAL NONINTEREST INCOME. . . . . . . . . .              105,000            101,000      206,000         169,000
                                                    -------------------  ------------------  ----------  ---------------
NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . .              393,000            390,000      785,000         762,000
    Occupancy Expenses . . . . . . . . . . . . . .              111,000            135,000      270,000         291,000
    Furniture and Equipment. . . . . . . . . . . .               35,000             26,000       58,000          63,000
    Professional Services. . . . . . . . . . . . .               31,000             24,000       43,000          78,000
    Business Promotion . . . . . . . . . . . . . .                4,000              5,000       20,000          12,000
    Stationery and Supplies. . . . . . . . . . . .                7,000             26,000       36,000          54,000
    Data Processing Services . . . . . . . . . . .              103,000            141,000      218,000         256,000
    Messenger and Courier Services . . . . . . . .               24,000             24,000       46,000          61,000
    Insurance and Assessments. . . . . . . . . . .               92,000             89,000      173,000         185,000
    Legal Costs. . . . . . . . . . . . . . . . . .               47,000             88,000       85,000         113,000
    Customer Checks. . . . . . . . . . . . . . . .                9,000              7,000       20,000          20,000
    Net Loss on Sale of OREO . . . . . . . . . . .               43,000              3,000       43,000           3,000
    Net Operating Cost of Other Real Estate Owned.                4,000             15,000       16,000          17,000
    Other Expenses . . . . . . . . . . . . . . . .               64,000            106,000      132,000         166,000
                                                    -------------------  ------------------  ----------  ---------------
      TOTAL NONINTEREST EXPENSE. . . . . . . . . .              967,000          1,079,000    1,945,000       2,081,000
                                                    -------------------  ------------------  ----------  ---------------
INCOME  (LOSS) BEFORE INCOME TAXES . . . . . . . .               21,000         (  156,000)      32,000      (  446,000)
   Income Taxes. . . . . . . . . . . . . . . . . .                1,000                  -        1,000           2,000
                                                    -------------------  ------------------  ----------  ---------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .  $            20,000  $      (  156,000)  $   31,000  $   (  448,000)
                                                    ===================  ==================  ==========  ===============
Per Share Data:
     Net Income (Loss) - Basic . . . . . . . . . .  $              0.01  $   (        0.10)  $     0.01  $(        0.31)
     Net Income (Loss) - Diluted . . . . . . . . .  $              0.01  $   (        0.10)  $     0.01  $(        0.31)



Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary


                                                                                  Six Months Ended June 30,
                                                                                 ---------------------------

                                                                                         1998                 1997
                                                                   ---------------------------  -------------------
OPERATING ACTIVITIES
   Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . .  $                   31,000   $   (      448,000)
   Adjustments to Reconcile Net Gain (Loss) to Net Cash Provided
      by Operating Activities:
         Depreciation and Amortization. . . . . . . . . . . . . .                      73,000               66,000
         Provision for Credit Losses. . . . . . . . . . . . . . .                           -              150,000
         Provision for OREO Losses. . . . . . . . . . . . . . . .                           -                    -
         Loss (Gain) on Sale of Other Real Estate Owned . . . . .                      46,000    (           3,000)
         Net Amortization of Premiums and Discounts
            on Investment Securities. . . . . . . . . . . . . . .            (          3,000)              12,000
         Net Change in Deferred Loan Origination Fees . . . . . .                      11,000               41,000
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities. . . . . . . . . . . . . . . .              (      752,000)     (       209,000)
                                                                   ---------------------------  -------------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . .              (      594,000)     (       391,000)
INVESTING ACTIVITIES
   Net Decrease (Increase) in Interest-Bearing Deposits with
      Financial Institutions. . . . . . . . . . . . . . . . . . .                           -              498,000
   Purchases of  Available for Sale Securities. . . . . . . . . .               (   2,476,000)      (      102,000)
   Purchases of Held to Maturity Securities . . . . . . . . . . .               (   5,986,000)                   -
   Proceeds from Maturities of Available for Sale Securities. . .                   6,016,000                    -
   Proceeds from Maturities of Held to Maturity Securities. . . .                   5,000,000              128,000
   Net Decrease in Loans. . . . . . . . . . . . . . . . . . . . .                     680,000              978,000
   Proceeds from Sale of Other Real Estate Owned. . . . . . . . .                   1,202,000            1,645,000
   Purchases of Furniture, Fixtures and Equipment . . . . . . . .             (        57,000)     (        46,000)
                                                                   ---------------------------  -------------------
        NET CASH PROVIDED  (USED) BY INVESTING ACTIVITIES . . . .                   4,379,000            3,101,000
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings. . . .               (   8,010,000)           1,875,000
   Net Change in Time Deposits. . . . . . . . . . . . . . . . . .                   3,363,000       (      188,000)
   Proceeds from Issuance of Common shares. . . . . . . . . . . .                      16,000            1,319,000
                                                                   ---------------------------  -------------------
        NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES . . . .               (   4,631,000)           3,006,000
                                                                   ---------------------------  -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . .              (      846,000)           5,716,000
   Cash and Cash Equivalents at Beginning of Year . . . . . . . .                  16,027,000            7,289,000
                                                                   ---------------------------  -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . .  $               15,181,000   $       13,005,000
                                                                   ===========================  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid. . . . . . . . . . . . . . . . . . . . . . . . .  $                  595,000   $          293,000
   Income Taxes Paid (Refunded) . . . . . . . . . . . . . . . . .  $                    2,400   $            2,400
   Loans Made to Facilitate the Sale of Other Real Estate Owned .  $                  600,000   $        1,695,000


Consolidated  Statements  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                          Net
                                                                          Unrealized
                                                                          Appreciation
                                                                          (Depreciation)
                                                                          on Available
                                  Common shares            Accumulated    for Sale
                                  --------------
                             Shares          Amount        Deficit        Securities   Total
                             --------------  ------------  -------------  -----------  ----------

BALANCE - JANUARY 1, 1998 .       3,811,819  $ 13,607,000  $( 5,409,000)  $     3,000  $8,201,000

Net Income. . . . . . . . .               -             -        31,000             -      31,000

Issuance of Common Shares .           6,000        15,000             -             -      15,000

Net Changes in Unrealized
  Appreciation on Available
  for Sale Securities . . .               -             -             -         1,000       1,000
                             --------------  ------------  -------------  -----------  ----------

BALANCE - JUNE 30, 1998 . .       3,817,819  $ 13,622,000  $( 5,378,000)  $     4,000  $8,248,000
                             ==============  ============  =============  ===========  ==========

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION  AND  MANAGEMENT  REPRESENTATIONS
     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.
     The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 1998 and December 31, 1997, results of operations and changes in cash flows for the six-month period ended June 30, 1998 and 1997. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1998.

(2)  INCOME  OR  LOSS  PER  SHARE
     Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Loss per share calculations exclude common share equivalents (stock options) since their effect would be to increase the income per share and reduce the loss per share. Accordingly, the weighted average number of shares used to compute the net income or loss per share were 3,816,566 and 1,592,294 respectively for the three-month period ended June 30, 1998 and 3,814,206 and 1,434,660 respectively for the six-month period ended June 30, 1998.

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

FINANCIAL  HIGHLIGHTS  OVERVIEW

     Marathon Bancorp recorded a fourth consecutive quarterly profit of $20,000 compared to a loss of $156,000 for the second quarter of 1997. For the six-month period ended June 30, 1998 the Company recorded profits of $31,000 compared to a loss of $448,000 for the first six months of 1997. Assets were $74,801,000 and deposits were $65,798,000 both increased from the levels reported in the first quarter although less than the numbers reported for yearend 1997.

RESULTS  OF  OPERATIONS

Net  Interest  Income

     Net interest income (the difference between interest income and interest expense) for the first six months of 1998 increased by $155,000, or 10% over the same period last year. The increase came about through a number of factors. The Company has decreased its non-performing assets substantially in 1998 from the levels of 1997. At June 30, 1998 the Company had $6,000 in loans on nonaccrual and $982,000 of foreclosed real estate compared to $2,431,000 in loans on nonaccrual and $1,281,000 of foreclosed real estate at June 30, 1997. Investments and fed funds sold increased from $13,580,000 at June 30, 1997 to  $21,945,000  at  the  end  of  this  quarter.
     Interest income increased for the first six months of 1998 by $237,000 with the increase coming in all categories of earning assets. The average loan portfolio size remained fairly constant but the decrease in non-performing loans helped to increase the interest earned on the portfolio. Increases in investments and fed funds sold were the reason for the increase in the interest earned on both of these portfolios. Interest expense for the first six months of 1998 increased by $82,000, or 14% over the interest expense reported for the first half of 1997. This was due to an increase in certificates of deposit, during the later part of 1997.
     For the three months ended June 30, 1998 net interest income increased for the same reasons as for the six-month period. The increase in net interest income was $61,000, or 7% over the three months ended June 30, 1997. Interest income was up $86,000 and the interest expense increased $25,000 for the first quarter of 1998.
     The net interest margin for the first six months of 1998 was 5.41% compared to 5.47% for the first half of 1997 and the net interest margin for the three months ended June 30, 1998 was 5.30% compared to 5.19% for the same period in 1997.

Noninterest  Income

     Noninterest income rose for both the six months and three months ended June 30, 1998. For the six months noninterest income grew $37,000, or 22% and for the three months was up $4,000, or 4%. An increase in fees on commercial checking accounts in the second quarter of 1997 was a large contributing factor to the increase in service charges on deposits. An increase in loan noninterest fees and charges was the reason for the increase in other noninterest income in both periods in 1998.

Noninterest  Expense

     The Company was able to reduce the level of noninterest expense in both the six months and three months ended June 30, 1998. The main areas of cost reduction were occupancy, data processing, legal costs, office supplies, and other expense. Occupancy costs were reduced with the subletting of excess office space at the corporate office. Reduction in other real estate owned
decreased  costs  during  the  second  quarter  of  1998.    The  reduction  in
non-performing assets and other real estate owned (OREO) accounted for the large reduction in legal costs. The remainder of 1998 should continue to show reduced legal expense and OREO costs compared to 1997. Also the improvement in the Bank's condition will reduce the FDIC insurance assessment for the remainder of 1998 by approximately $65,000.
Provision  for  Credit  Losses:
     The Bank made no provision for credit losses during the first half of 1998 compared to a provision of $150,000 during the first six months of 1997. During the first half of 1998, the Bank recorded charge-offs of $105,000 ($79,000 in the second quarter) and collected $80,000 in loan loss recoveries
($62,000 in the second quarter) compared to charge-offs of $492,000 and recoveries of $39,000 in 1997.
     The Bank's internally classified loans at June 30, 1998 were $2,081,000, or 4.6% of loans compared to $2,983,000 or 6.4% of loans at December 31, 1997. The classified loans at June 30, 1998 were only 25.2% of equity capital. Additionally loans past due 30 days or more at June 30, 1998 were only $37,000, and nonaccrual loans $6,000.
     Based upon these factors and management's assessment of the overall quality of the loan portfolio, its internal migration analysis and economic conditions management determined the current level of the reserve for credit losses was adequate without the need for further provisions.

ASSETS  AND  LIABILITIES

     Assets at the end of 1997 were somewhat inflated with increased deposits from a number of large customers of the Bank during the last two weeks of the year which then decreased during the first two weeks of 1998. The Bank's assets increased $4,532,000, or 6.5% since the end of the first quarter of 1998. The increase was generated in demand deposits of commercial customers.
     The increase in deposits was invested in short-term fed funds sold to increase earning assets and the liquidity position of the Bank. The other real estate owned decreased with the sale of three properties totaling $1,248,000 and the addition of two properties totaling $982,000. Since the end of the second quarter, the Bank has sold another OREO property in July 1998 totaling $430,000 and recording a $2,000 profit. The sale leaves only one property in the Bank's OREO portfolio.

LIQUIDITY  AND  CAPITAL

Asset/Liability  Management

     The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company.
     Management monitors its liquidity position continuously in relation to trends in loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds must be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 24% as of June 30, 1998 and the loan to deposit ratio was 69%.
     Interest rate risk management focuses on the maturity and repricing of interest earning assets in relationship to the interest bearing liabilities that fund them. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds.
     The Company measures interest rate sensitivity by distributing the maturities and repricing periods of assets and supporting funding liabilities into interest sensitivity periods, summarizing interest rate risk in terms of the resulting interest sensitivity gaps. A positive gap indicates that more interest sensitive assets than interest sensitive liabilities will be repriced during a specified period, while a negative gap indicates the opposite condition.
     It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. Currently the Company is still asset sensitive and has the risk that a drop in interest rates will tend to decrease the net interest income while a increase in interest rates will increase income. The Bank has implemented interest rate floors on approximately 85% of the commercial loans and 55% of the real estate loans. This will help to mitigate the interest lost with a decline in interest rates.

Capital

     The Bank is required to meet certain minimum risk-based capital guidelines and leverage ratios promulgated by the bank regulatory authorities. The risk based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentives to holding liquid, low risk assets. The leverage ratio consists of tangible Tier 1 capital divided by average total assets.
     The Company's capital position is strong. The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well capitalized ratio is 10.0 percent. At June 30, 1998 the Company and the Bank had a risk based capital ratio of 16.2 percent, and a Tier 1 capital leverage ratio of 11.4 percent.
     The Company has been released from the Memorandum of Understanding with the Federal Reserve Bank and now is under no special regulatory restrictions.

YEAR  2000

     The Company is well aware of the issues relating to the century date change and the impact on computer systems and business operations. The Company started its analysis of the problem in June 1997 when it sent letters to its vendors that supplied computer services to the Company on the status of their Year 2000 plans. All the mission critical vendors were well on their way with plans to make their products Year 2000 compliant. The Company then went on to develop its own Year 2000 plan. The Company's Year 2000 Plan (the Plan) was submitted to the Board of Directors for review in January 1998 and approved in February 1998.
     The Plan includes the steps necessary for the Company to become year 2000 compliant as well as the steps to be taken to check that the major borrowers and fund providers of the Company are also working to become compliant. The Company's main computer processing is supplied by the Fiserv CBS Service Bureau who has already modified and installed software that is year 2000 compliant and the Bank, and the user group to which it belongs, will begin testing the software during the third quarter. The Bank will also be testing other secondary software programs that have already been modified during the third and fourth quarters.
     At this time the Bank does not foresee any of its vendors not delivering year 2000 compliant software within a timeframe that will allow for sufficient testing to insure year 2000 compliance. The Company has a contingency plan to cover year 2000 issues. The costs to the Company will be both capital costs for the purchase of new equipment and the expense for the maintenance and testing of computer software. Some of these costs have already been expensed and others will be ongoing over the next eighteen months, but they should not have a major impact on future earnings.

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







                                        MARATHON  BANCORP


Date:    August 10,  1998          Craig D. Collette
                                   -------------------
                                   Craig D. Collette
                                   President and
                                   Chief Executive Officer



                                   Howard J. Stanke
                                   ------------------
                                   Howard J. Stanke
                                   Executive Vice President and
                                   Chief Financial Officer