Form 10QSB
period 1998-09-30
MARATHON BANCORP
filed 1998-11-16
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended               SEPTEMBER 30, 1998
                                               ---------------------------------

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


                                     MARATHON  BANCORP
--------------------------------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California                      95-3770539
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)(I.R.S. Employer Identification No


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

      As of November 5, 1998, there were 3,820,819 shares of no par Common Stock issued and outstanding.


Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary



                                                                        September 30,    December 31,
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1998            1997
                                                                        ---------------  --------------

Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . . . . .       4,314,000       7,327,000

Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . . . . .       4,700,000       8,700,000

Investment Securities
   Securities Available for Sale . . . . . . . . . . . . . . . . . . .       4,251,000       5,249,000
   Securities Held to Maturity (approximate market value:
       1998 - $15,726,000; December 31, 1997 - $9,079,000) . . . . . .      15,613,000       9,147,000
                                                                        ---------------  --------------
       TOTAL INVESTMENT SECURITIES . . . . . . . . . . . . . . . . . .      19,864,000      14,396,000

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46,205,000      46,775,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . . . . .        (737,000)       (747,000)
                                                                        ---------------  --------------
        NET LOANS. . . . . . . . . . . . . . . . . . . . . . . . . . .      45,468,000      46,028,000

Premises and Equipment . . . . . . . . . . . . . . . . . . . . . . . .         365,000         416,000
Other Real Estate Owned. . . . . . . . . . . . . . . . . . . . . . . .         547,000       1,248,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . . . . .       1,945,000         954,000
                                                                        ---------------  --------------
        TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $   77,203,000   $  79,069,000
                                                                        =============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . . . . .      25,304,000      31,932,000
   Interest-Bearing. . . . . . . . . . . . . . . . . . . . . . . . . .      42,780,000      38,513,000
                                                                        ---------------  --------------
        TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . .      68,084,000      70,445,000

Accrued Interest and Other Liabilities . . . . . . . . . . . . . . . .         751,000         423,000
                                                                        ---------------  --------------
        TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .      68,835,000      70,868,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding . . . . . . . . . . . . . . . .               0               0
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,820,819 in 1998 and 3,811,819 in 1997.      13,630,000      13,607,000
   Net Unrealized Gain on Securities Available for Sale. . . . . . . .           6,000           3,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . .      (5,268,000)    (5,409,000)
                                                                        ---------------  --------------
        TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .       8,368,000       8,201,000
                                                                        ---------------  --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . .  $   77,203,000   $  79,069,000
                                                                        =============== ==============








Consolidated  Statements  of  Income
Marathon  Bancorp  and  Subsidiary


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                                   1998                 1997        1998             1997
                                                    --------------------  ------------------  ----------  ----------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . .  $           946,000   $          939,000  $2,798,000  $     2,709,000
    Interest on Investment Securities - Taxable. .              218,000              161,000     562,000          384,000
    Other Interest Income. . . . . . . . . . . . .              124,000              136,000     354,000          304,000
                                                    --------------------  ------------------  ----------  ----------------
      TOTAL INTEREST INCOME. . . . . . . . . . . .            1,288,000            1,236,000   3,714,000        3,397,000
INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . .                9,000               15,000      30,000           42,000
    Interest on Money Market and Savings . . . . .              178,000              148,000     485,000          328,000
    Interest on Time Deposits. . . . . . . . . . .              194,000              102,000     520,000          467,000
    Other Interest Expense . . . . . . . . . . . .                    -                    -           -                -
                                                    --------------------  ------------------  ----------  ----------------
      TOTAL INTEREST EXPENSE . . . . . . . . . . .              381,000              265,000   1,035,000          837,000
                                                    --------------------  ------------------  ----------  ----------------
NET INTEREST INCOME. . . . . . . . . . . . . . . .              907,000              971,000   2,679,000        2,560,000
Provision for Credit Losses. . . . . . . . . . . .                    -               15,000           -          165,000
                                                    --------------------  ------------------  ----------  ----------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES . . . . . . . . . .              907,000              956,000   2,679,000        2,395,000
                                                    --------------------  ------------------  ----------  ----------------
NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . .               64,000               80,000     180,000          224,000
    Other Noninterest Income . . . . . . . . . . .               45,000               16,000     135,000           69,000
                                                    --------------------  ------------------  ----------  ----------------
       TOTAL NONINTEREST INCOME. . . . . . . . . .              109,000               96,000     315,000          293,000
                                                    --------------------  ------------------  ----------  ----------------
NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . .              369,000              372,000   1,154,000        1,134,000
    Occupancy Expenses . . . . . . . . . . . . . .              133,000              136,000     403,000          426,000
    Furniture and Equipment. . . . . . . . . . . .               32,000               26,000      90,000           89,000
    Professional Services. . . . . . . . . . . . .               34,000               47,000      77,000          124,000
    Business Promotion . . . . . . . . . . . . . .                    -                4,000      20,000           16,000
    Office Supplies and Printing . . . . . . . . .               27,000               24,000      83,000           98,000
    Data Processing Services . . . . . . . . . . .              108,000              110,000     326,000          366,000
    Messenger and Courier Services . . . . . . . .               20,000               29,000      66,000           85,000
    Insurance and Assessments. . . . . . . . . . .               50,000              101,000     223,000          286,000
    Legal Costs. . . . . . . . . . . . . . . . . .               41,000              110,000     122,000          223,000
    Net Loss on Sale of OREO . . . . . . . . . . .        (       2,000)              12,000      41,000            9,000
    Net Operating Cost of Other Real Estate Owned.                5,000                1,000      21,000           22,000
    Other Expenses . . . . . . . . . . . . . . . .               87,000               54,000     224,000          230,000
                                                    --------------------  ------------------  ----------  ----------------
      TOTAL NONINTEREST EXPENSE. . . . . . . . . .              904,000            1,026,000   2,850,000        3,108,000
                                                    --------------------  ------------------  ----------  ----------------
INCOME  (LOSS) BEFORE INCOME TAXES . . . . . . . .              112,000               26,000     144,000      (   420,000)
   Income Taxes. . . . . . . . . . . . . . . . . .                2,000                    -       3,000            2,000
                                                    --------------------  ------------------  ----------  ----------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .  $           110,000   $           26,000  $  141,000  $   (   422,000)
                                                    ====================  ==================  ==========  ================
Per Share Data:
     Net Income (Loss) - Basic . . . . . . . . . .  $              0.03   $             0.01  $     0.04  $(         0.21)
     Net Income (Loss) - Diluted . . . . . . . . .  $              0.03   $             0.01  $     0.04  $(         0.21)




Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary



                                                                                       Nine Months Ended September 30,
                                                                                    ---------------------------------

                                                                                                       1998                  1997
                                                                           ---------------------------------  --------------------
OPERATING ACTIVITIES
   Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $                        141,000   $  (        422,000)
   Adjustments to Reconcile Net Gain (Loss) to Net Cash Provided
      by Operating Activities:
         Depreciation and Amortization. . . . . . . . . . . . . . . . . .                           109,000                95,000
         Provision for Credit Losses. . . . . . . . . . . . . . . . . . .                                 -               165,000
         Provision for OREO Losses. . . . . . . . . . . . . . . . . . . .                                 -                     -
         Loss (Gain) on Sale of Other Real Estate Owned . . . . . . . . .                            44,000    (            8,000)
         Net Amortization of Premiums and Discounts
            on Investment Securities. . . . . . . . . . . . . . . . . . .                  (         34,000)               17,000
         Net Change in Deferred Loan Origination Fees . . . . . . . . . .                            13,000                14,000
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities. . . . . . . . . . . . . . . . . . . .                   (       654,000)     (        257,000)
                                                                           ---------------------------------  --------------------
        NET CASH USED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .                   (       381,000)     (        396,000)
INVESTING ACTIVITIES
   Net Decrease in Interest-Bearing Deposits with Financial Institutions.                                 -               896,000
   Purchases of  Available for Sale Securities. . . . . . . . . . . . . .                    (    5,448,000)      (     2,116,000)
   Purchases of Held to Maturity Securities . . . . . . . . . . . . . . .                     (  12,782,000)      (     3,710,000)
   Proceeds from Maturities of Available for Sale Securities. . . . . . .                         6,500,000                20,000
   Proceeds from Maturities of Held to Maturity Securities. . . . . . . .                         6,290,000             1,468,000
   Net Decrease in Loans. . . . . . . . . . . . . . . . . . . . . . . . .                   (       430,000)      (     1,229,000)
   Proceeds from Sale of Other Real Estate Owned. . . . . . . . . . . . .                         1,634,000             2,156,000
   Purchases of Furniture, Fixtures and Equipment . . . . . . . . . . . .                  (         58,000)    (          76,000)
                                                                           ---------------------------------  --------------------
        NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . . . .                    (    4,294,000)      (     2,591,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings. . . . . . . .                    (    6,845,000)       (    2,802,000)
   Net Change in Time Deposits. . . . . . . . . . . . . . . . . . . . . .                         4,484,000               412,000
   Proceeds from exercise of stock options. . . . . . . . . . . . . . . .                            23,000                     -
   Proceeds from Issuance of Common shares. . . . . . . . . . . . . . . .                                 -             5,527,000
                                                                           ---------------------------------  --------------------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES. . . . . . . . .                    (    2,338,000)            3,137,000
                                                                           ---------------------------------  --------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .                    (    7,013,000)              150,000
   Cash and Cash Equivalents at Beginning of Year . . . . . . . . . . . .                        16,027,000             7,289,000
                                                                           ---------------------------------  --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . . .  $                      9,014,000   $         7,439,000
                                                                           =================================  ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                        997,000   $           877,000
   Income Taxes Paid (Refunded) . . . . . . . . . . . . . . . . . . . . .  $                          3,000   $             2,000
   Loans Made to Facilitate the Sale of Other Real Estate Owned . . . . .  $                        600,000   $         1,695,000







Consolidated  Statements  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                              Net
                                                                           Unrealized
                                                                           Appreciation
                                                                          (Depreciation)
                                                                           on Available
                                     Common shares          Accumulated    For Sale
                                    --------------
                              Shares          Amount        Deficit        Securities   Total
                              --------------  ------------  -------------  -----------  ----------

BALANCE - JANUARY 1, 1998. .       3,811,819  $ 13,607,000  $( 5,409,000)  $     3,000  $8,201,000

Net Income . . . . . . . . .               -             -       141,000             -     141,000

Issuance of Common Shares. .           9,000        23,000             -             -      23,000

Net Changes in Unrealized
  Appreciation on Available
  for Sale Securities. . . .               -             -             -         3,000       3,000
                              --------------  ------------  -------------  -----------  ----------

BALANCE - SEPTEMBER 30, 1998       3,820,819  $ 13,630,000  $( 5,268,000)  $     6,000  $8,368,000
                              ==============  ============  =============  ===========  ==========

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION  AND  MANAGEMENT  REPRESENTATIONS
     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.
     The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 1998 and December 31, 1997, results of operations and changes in cash flows for the nine-month period ended September 30, 1998 and 1997. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1998.

(2)  INCOME  OR  LOSS  PER  SHARE
     Income or loss per share is computed using the weighted average number of common shares outstanding during the period. Basic per share calculations
exclude  common  share  equivalents  (stock  options).    Diluted  per  share
calculations take into account any diluting effects of stock options. Accordingly, the weighted average number of shares used to compute both basic and diluted net income or loss per share for the three-month period were 3,820,656 for September 30, 1998 and 3,145,768 for September 30, 1997 and for
the  nine-month  period    3,816,379  and  2,011,297  respectively  .
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

FINANCIAL  HIGHLIGHTS  OVERVIEW
     Marathon Bancorp recorded its fifth consecutive quarterly profit of $110,000 compared to $26,000 for the second quarter of 1997. For the nine-month period ended September 30, 1998 the Company recorded profits of $141,000 compared to a loss of $422,000 for the first nine months of 1997. Assets were $77,203,000 an increase of 12% over third quarter 1997 although less than the numbers reported for yearend 1997, which were somewhat inflated with yearend deposits.

RESULTS  OF  OPERATIONS
NET  INTEREST  INCOME
     Net interest income for the quarter ended September 30, 1998 decreased by 7% from the numbers reported for the third quarter of 1997 but increased 3% from the second quarter of 1998. When comparing the year to date, net interest income increased by $119,000 or 5% over 1997.
     The net interest income can also be looked at as the net interest margin earned on average earning assets for the period. The net interest margin for the first nine months of 1998 was 5.3% compared to 5.5% for the nine month period of 1997. The increase in net interest income is from an increase in the earning assets in 1998; even though the margin between the two periods decreased. During 1998 management has decreased the OREO from $929,000 at September 30,1997 to $547,000 at September 30,1998 and decreased nonaccrual loans from $2,470,000 last September 30th to $7,000 at September 30, 1998. These changes along with better cash management has increased the average earning assets.
     The decrease in the net interest margin comes primarily from an increase in the cost of funds due to a new high yield "Investors Money Market" account the Bank introduced in the third quarter of 1997. This product has grown from $1,818,000 at September 30, 1997 to $10,350,000 now. Time certificates of deposit also increased during 1998. Interest income increased 4% over the same quarter last year and increased 9% for the nine month period compared to last year.
     With the reduction in rates initiated by the Federal Reserve in October and the anticipated further easing of rates, the net interest income of the Bank will be under p ressure during the fourth quarter of 1998 and into 1999. We would anticipate that the net interest margin will decline and have to be offset with increased volume of earning assets.
NONINTEREST  INCOME
     Noninterest income increased 14% in the third quarter of 1998 compared to the third quarter of 1997. For the nine months ended September 30, 1998 noninterest income gained $22,000, or 8% over the first nine months of 1997. Income generated from noninterest loan income and other fee sources offset the decrease in service charges generated from noninterest bearing demand deposits which have decreased in 1998.
NONINTEREST  EXPENSE
     Noninterest expense posted declines for both the quarter and the nine month periods ended September 30, 1998. The third quarter decreased $122,000, or 12% and the year to date decreased $258,000, or 9%. Decreases for the third quarter came in most line items but the largest was in insurance, which decreased 63% do to the quality improvement in the Bank's balance sheet. This decreased the FDIC insurance and along with better risk management allowed us to shop the market for our fidelity and bond coverages; thereby obtaining reduced premiums for other necessary insurance policies. Legal costs declined as the Bank has settled insurance claims, sold OREO and improved the quality of its loan underwriting.
     Nine month expenses also showed declines in most categories with substantial reductions in professional services, data processing, insurance, legal and courier costs. Salary and employee benefits were up 2% from the prior year and there was a net loss on sale of OREO for the nine month period of 1998. The Company has done well in decreasing the noninterest costs and will look to maintain expenses at these reduced levels.
PROVISION  FOR  CREDIT  LOSSES:
     The Bank made no provision for credit losses during the first half of 1998 compared to a provision of $165,000 during the first nine months of 1997. During the first nine months of 1998, the Bank recorded charge-offs of $117,000 ($12,000 in the third quarter) and collected $107,000 in loan loss recoveries
($27,000 in the third quarter) compared to charge-offs of $552,000 and recoveries of $268,000 in 1997.
     The Bank's internally classified loans at September 30, 1998 were $1,918,828, or 4.2% of loans compared to $2,983,000 or 6.4% of loans at December 31, 1997. The classified loans at September 30, 1998 were only 22.9% of equity capital. Additionally loans past due 30 days or more at September 30, 1998 were $257,000, and nonaccrual loans $7,000 compared to loans past due of $1,955,000
and    nonaccrual  loans  of  $2,470,000  at  September  30,  1997.
     Based upon the improvement in the classified and past due loans, management's assessment of the overall quality of the loan portfolio, its internal migration analysis and current economic conditions management determined the current level of the reserve for credit losses was adequate without the need for further provisions.

ASSETS  AND  LIABILITIES
     Assets increased over 3% since June 30th of this year and 12% over September 30, 1997 but are less than the totals at December 31, 1997. The reason for this was the unusual increase in the deposits of two major customers at the end of 1997 that were withdrawn during the first week of 1998. The asset growth during the last quarter has been centered in the investment portfolio while the loan portfolio has been fairly static with new loan generation being offset with loan payoffs. The cash position and federal funds sold were reduced with the difference being invested in short-term U.S. Agency securities. New investments have been in U.S. Agency securities and taxable municipal bonds and the market value of the investment portfolio has improved.
     Other real estate owned declined to $547,000 at September 30th compared to $1,248,000 at December 31, 1997. The current amount represents one property which was sold in the first week of November 1998 for a small profit.
     Deposits continue to increase from the totals of September 30, 1997 of $60,473,000 to $68,084,000 at the end of the third quarter 1998. The mix of deposits has changed as pointed out in the net interest income discussion. The interest-bearing deposits have increased while the noninterest bearing deposits have declined. The changing mix is due to customers moving into higher yielding investments.

LIQUIDITY  AND  CAPITAL
ASSET/LIABILITY  MANAGEMENT
     The main goals of asset/liability management are to manage the interest rate risk while ensuring adequate liquidity for the Company. Management monitors its liquidity position continuously in relation to trends in loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds must be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 22% as of September 30, 1998 and the loan to deposit ratio was 68%.
     Interest rate risk management focuses on the maturity and the repricing of interest earning assets in relationship to interest bearing liabilities that fund them. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds.
     The Company measures interest rate sensitivity by distributing the maturities and repricing periods of assets and supporting funding liabilities into interest sensitivity periods, summarizing interest rate risk in terms of the resulting interest sensitivity gaps. A positive gap indicates that more interest sensitive assets than interest sensitive liabilities will be repriced during a specified period, while a negative gap indicates the opposite condition.
     It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. Currently the Company is asset sensitive and has the risk that a drop in interest rates will tend to decrease the net interest income while an increase in interest rates will increase income. The Bank has implemented interest rate floors on approximately 85% of the commercial loans and 55% of the real estate loans. This will help to mitigate the interest lost with a decline in interest rates. The Company's interest sensitivity is measured in both the change in net interest income and the change in the economic value of equity, both of which the Company wants to keep under 4% of equity capital for a decline of 100 basis points in rates. CAPITAL
     The Bank is required to meet certain minimum risk-based capital guidelines and leverage ratios promulgated by the bank regulatory authorities. The risk based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentives to holding liquid, low risk assets. The leverage ratio consists of tangible Tier 1 capital divided by average total assets.
     The Company's capital position is strong. The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. At September 30, 1998 the Company and the Bank had a risk based capital ratio of 16.5 percent, and a Tier 1 capital leverage ratio of 11.0 percent. The Company is under no special regulatory restrictions.

YEAR  2000
     The Company is well aware of the issues relating to the century date change and the impact on computer systems and business operations. The Company started its analysis of the problem in June 1997 when it sent letters to its vendors that supplied computer services to the Company on the status of their Year 2000 plans. All the mission critical vendors were well on their way with plans to make their products Year 2000 compliant. The Company then went on to develop its own Year 2000 plan. The Company's Year 2000 Plan (the Plan) was submitted to the Board of Directors for review in January 1998 and approved in February 1998.
     The Plan includes the steps necessary for the Company to become year 2000 compliant as well as the steps to be taken to check that the major borrowers and fund providers of the Company are also working to become compliant. The Company's main computer processing is supplied by the Fiserv CBS Service Bureau who has already modified and installed software that is year 2000 compliant. The Bank, and the user group to which it belongs, has begun testing the software. The Bank has also started testing other secondary software programs that have already been modified and will continue testing during the fourth quarter and the first quarter of 1999.
     At this time the Bank has received updated year 2000 compliant software from most of its vendors and does not foresee any of its vendors not delivering year 2000 compliant software within a timeframe that will allow for sufficient testing to insure year 2000 compliance. The Company has a contingency plan to cover year 2000 issues. The costs to the Company will be both capital costs for the purchase of new equipment and the expense for the maintenance and testing of computer software. Some of these costs have already been expensed and others will be ongoing over the next eighteen months, but they should not have a major impact on future earnings.

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







                                        MARATHON  BANCORP


Date:    November  12,  1998          Craig  D.  Collette
                                      -------------------
                                      Craig  D.  Collette
                                      President  and
                                      Chief  Executive  Officer



                                      Howard  J.  Stanke
                                      ------------------
                                      Howard  J.  Stanke
                                      Executive  Vice  President  and
                                      Chief  Financial  Officer