Form 10KSB
period 1998-12-31
MARATHON BANCORP
filed 1999-03-31
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                               (FEE  REQUIRED)

           FOR  THE  FISCAL  YEAR  ENDED               DECEMBER  31,  1998
                                                       -------------------

                                   OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)

                     COMMISSION FILE NUMBER          0-12510
                                                     -------

                                MARATHON BANCORP
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                                    CALIFORNIA                    95-3770539
----------------------------------------------                    ----------
(STATE  OR  OTHER  JURISDICTION OF INCORPORATION OR ORIGINATION)        (I.R.S.
                                                   EMPLOYER IDENTIFICATION  NO.)

 11150  WEST  OLYMPIC  BOULEVARD,  LOS  ANGELES,  CALIFORNIA              90064
---------------------------------------------------------------------     ------
  (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                       (ZIP  CODE)

                   ISSUER'S TELEPHONE NUMBER:  (310) 996-9100
                                               --------------

 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:      NONE
                                                                        -------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (TITLE OF CLASS)
     CHECK  WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2)
HAS  BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X NO
                                                                          ---
     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

     STATE  ISSUER'S  REVENUES  FOR  ITS  MOST  RECENT  FISCAL  YEAR $5,463,000.

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF MARCH 1, 1999. THE AMOUNT IS$8,917,066. SOLELY FOR THE PURPOSE OF THIS CALCULATION, ALL DIRECTORS AND OFFICERS ARE REGARDED AS AFFILIATES.

  AS OF MARCH 1, 1999, THERE WERE 3,826,819 SHARES OF NO PAR COMMON STOCK ISSUED AND OUTSTANDING.

                                     PART I
                                     ------
ITEM  1.  BUSINESS
------------------

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

THE  BANK
---------

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

BANK  SERVICES
--------------

     The Bank offers a wide range of commercial banking services to individuals, businesses and professional firms located in its primary marketing area. These services include personal and business checking, interest-bearing money market, savings accounts (including interest-bearing negotiable order of withdrawal accounts) and time certificates of deposit. The Bank also offers cash management services, ACH origination, night depository bank by mail services, as well as traveler's checks (issued by an independent entity) and cashier's checks. The Bank acts as an authorized depository for deposits of the U.S. Bankruptcy Court for the Southern, Central and Northern districts of California. The Bank also acts as a merchant depository for cardholder drafts under both VISA and MasterCard. In addition, the Bank provides note and collection services and direct deposit of social security and other government checks.
     The Bank engages in a full complement of lending activities, including revolving lines of credit, working capital and accounts receivable financing, short term real estate construction financing, mortgage loans and consumer installment loans, with particular emphasis on short and medium term obligations. Additionally, the Bank has become an active Small business
Administration (SBA) lender. The Bank's commercial lending activities are directed principally toward small to medium sized businesses, wholesalers, light manufacturing concerns and professional firms. The Bank's consumer lending activities include loans for automobiles, recreational vehicles, home improvements and other personal needs. The Bank also issues VISA credit cards.

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

YIELDS  EARNED  AND  RATES  PAID
--------------------------------

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

RECENT  LEGISLATION  AND  OTHER  CHANGES
----------------------------------------

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

ACCOUNTING  CHANGES
-------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This
Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank' s financial statements.

SUPERVISION  AND  REGULATION
----------------------------

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject. See Part II, Item 7, Note K for the Bank's capital ratio requirements and current ratios.

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

          As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).

     Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. At December 31, 1998, required reserves were approximately $543,000.


EMPLOYEES
---------

     At  December  31,  1998,  the  Company  employed  34  personnel.

                             STATISTICAL DISCLOSURE
                             ----------------------

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



CHANGES  IN  NET  INTEREST  INCOME

Year  Ended  December  31,  1998


( in thousands). . . . . . . . . . .  YTD        Interest   Average      Change from prior Year
                                      Average    Income/    Yield/           Due to change in:
Net Interest Income Analysis . . . .  Balance    Expense    Rate      Volume    Rate          Total
                                      ---------  ---------  --------  --------  ------------  -------

Loans. . . . . . . . . . . . . . . .  $ 44,849   $   3,729      8.3%  $  (139)  $       154   $   15
Other earning assets:
   Interest bearing deposits with. .         0           0      0.0%      (27)            0      (27)
      financial institutions
   Investment Securities . . . . . .    14,587         839      5.8%      337           (62)     275
   Fed funds sold & Securities . . .     8,394         454      5.4%       31            (2)      29
                                      ---------  ---------  --------  --------  ------------  -------
      purchased under resale
      agreements
Total  interest earning assets . . .  $ 67,830   $   5,022      7.4%  $   202   $        90   $  292
Non earning assets:
   Cash & due from banks . . . . . .     4,118

   Other assets. . . . . . . . . . .     3,161
   Allowance for loan loss . . . . .      (733)
                                      ---------
                                      $ 74,376

Interest-bearing liabilities:
   Deposits:

   Demand. . . . . . . . . . . . . .  $  4,209   $      40      1.0%  $   (17)  $         1   $  (16)
   Money  market and savings . . . .    22,163         674      3.0%      (21)           74       53
   Time certificate of deposit . . .    13,419         692      5.2%      226            (1)     225
   Federal funds purchased . . . . .         -           -        -         -             -        -
Other interest bearing liabilities:
   Mortgage indebtedness . . . . . .       175           1      0.6%        -             1        1
                                      ---------  ---------  --------  --------  ------------  -------
Total interest-bearing liabilities .  $ 39,791   $   1,407      3.5%  $    88   $        75   $  263
Noninterest-bearing liabilities
   And shareholders equity
Noninterest-bearing demand . . . . .    25,629
Other liabilities. . . . . . . . . .       618
Shareholders' equity . . . . . . . .     8,338
                                      ---------
                                      $ 74,376

Net interest income. . . . . . . . .  $  3,615

Net interest spread. . . . . . . . .       3.9%

Net yield on earning assets. . . . .       5.3%





CHANGES  IN  NET  INTEREST  INCOME



Year Ended December 31, 1997
( in thousands) . . . . . . . . . .  YTD        Interest   Average   Change    from prior    Year
                                     Average    Income/    Yield/    Due       to change     in:
Net Interest Income Analysis. . . .  Balance    Expense    Rate      Volume    Rate          Total
                                     ---------  ---------  --------  --------  ------------  -------

Loans . . . . . . . . . . . . . . .  $ 46,590   $   3,714      8.0%  $  (250)  $       (71)  $ (321)
Other earning assets:
   Interest bearing deposits with .       511          27      5.3%      (18)           (2)     (20)
      financial institutions
   Investment Securities. . . . . .     9,128         564      6.2%       83             6       89
   Fed funds sold & Securities. . .     7,819         425      5.4%     (188)          (10)    (198)
                                     ---------  ---------  --------  --------  ------------  -------
      purchased under resale
      agreements
Total  interest earning assets. . .  $ 64,048   $   4,730      7.4%  $  (373)  $       (77)  $ (450)
Non earning assets:
   Cash & due from banks. . . . . .     4,423

   Other assets . . . . . . . . . .     3,107
   Allowance for loan loss. . . . .     (1009)
                                     ---------
                                     $ 70,569

Interest-bearing liabilities:
   Deposits:
   Demand . . . . . . . . . . . . .  $  5,975   $      56      0.9%  $    (6)  $         0   $   (6)
   Money  market and savings. . . .    22,926         621      2.7%     (122)           20     (102)
   Time certificate of deposit. . .     9,049         467      5.2%       27            48       75
   Federal funds purchased. . . . .         -           -        -         -             -        -
                                     ---------  ---------  --------  --------  ------------  -------
Total interest-bearing liabilities.  $ 37,950   $   1,144      3.0%  $  (101)  $        68   $  (33)
Noninterest-bearing liabilities
   and shareholders equity:
Noninterest-bearing demand. . . . .    26,929
Other liabilities . . . . . . . . .       201
Shareholders' equity. . . . . . . .     5,489
                                     ---------
                                     $ 70,569

Net interest income . . . . . . . .  $  3,586

Net interest spread . . . . . . . .       4.4%

Net yield on earning assets . . . .       5.6%


INVESTMENT  SECURITIES
----------------------

     The following table shows the carrying amount of the portfolio of investment securities at the end of each of the past two years:


                                                     Gross
                                           Total   Unrealized   Estimated
                                        Amortized  -------------  Market
      YEAR  END  1998                        Cost  Gains  Losses  Value
                                         ---------- -----  ----- --------

( in thousands)
Securities available for sale:
     U.S. Treasury Securities . . . . . . .  $ 1,000  $ 2  $  -   $ 1,002
     U.S. Government and Agency Securities.    4,497    1   (10)    4,488
     Federal Reserve Stock. . . . . . . . .      248    -     -       248
     Other. . . . . . . . . . . . . . . . .      264    -    (1)      263
                                             -------  ---  -----  -------
          Total . . . . . . . . . . . . . .  $ 6,009  $ 3  $(11)  $ 6,001

Securities held to maturity:
     U.S. Government and Agency Securities.  $ 8,800  $14  $ (8)  $ 8,806
     Municipal Securities . . . . . . . . .    3,982   35   (21)    3,996
     Mortgage-Backed Securities . . . . . .    1,509    1    (6)    1,504
                                             -------  ---  -----  -------
          Total . . . . . . . . . . . . . .  $14,291  $50  $(35)  $14,306

YEAR END 1997
Securities available for sale:
     US. Treasury Securities. . . . . . . .  $   998  $ 5  $  -   $ 1,003
     Mortgage-backed Securities . . . . . .    3,492    -    (1)    3,491
     Federal Reserve Stock. . . . . . . . .      256    -     -       256
     Other. . . . . . . . . . . . . . . . .      499    -     -       499
                                             -------  ---  -----  -------
          Total . . . . . . . . . . . . . .  $ 5,245  $ 5  $ (1)  $ 5,249

Securities held to maturity:
     U.S. Government and Agency Securities.  $ 4,051  $ -  $ (4)  $ 4,047
     Mortgage-backed securities . . . . . .    4,702    3   (68)    4,637
     Municipal Securities . . . . . . . . .      394    1     -       395
                                             -------  ---  -----  -------
          Total . . . . . . . . . . . . . .  $ 9,147  $ 4  $(72)  $ 9,079

------------------------------------


The  following  table  shows  the  maturities of investment securities at December 31, 1998 and the weighted  average  yields  of  those  securities.

                                                   OVER 1     OVER 5
                                                     YEAR      YEARS
                                  1 YEAR . . . .  THROUGH    THROUGH    OVER                 AVERAGE
(in thousands) . . . . . . . . .  OR LESS         5 YEARS   10 YEARS  10 YEARS         TOTAL  YIELD

Securities available for sale:
     U.S. Treasury Securities. .  $  1,000  $           -  $       -  $      -  $       1,000  5.9%
     U.S. Government Agency. . .     2,497          1,500        500         -          4,497  5.3%
        Securities
     Federal Reserve Stock . . .         -              -          -       248            248  6.0%
     Other . . . . . . . . . . .         -            264          -         -            264  5.5%
                                  --------  -------------  ---------  --------  -------------  ----
          Total. . . . . . . . .  $  3,497  $       1,764  $     500  $    248  $       6,009  5.4%

Securities held to maturity:
     U.S. Government Agency. . .  $      -  $       8,800  $       -  $      -  $8,800      -  5.9%
        Securities
     Mortgage-Backed Securities.         -              -          -     1,509          1,509  5.9%
     Municipal Securities. . . .       292          3,690          -         -          3,982  5.5%
                                  --------  -------------  ---------  --------  -------------  ----
          Total. . . . . . . . .  $    292  $      12,490  $       -  $  1,509  $      14,291  5.8%

LOAN  PORTFOLIO
---------------

     The following table sets forth the amount of loans outstanding at the end of the past two years:

 (in Thousands). . . . . . . . . . .             % OF               % OF
                                         1998    TOTAL     1997     TOTAL
                                      --------  --------  -------  ------

Commercial Loans . . . . . . . . . .  $16,640        39%  $15,925     34%
Real Estate Loans:
     Construction. . . . . . . . . .    1,215         3%        -      -
     Real Estate Mortgage. . . . . .   24,246        57%   29,630     64%
                                      --------            -------
          Total real estate loans. .   25,461              29,630
Installment loans. . . . . . . . . .      677         1%    1,009      2%
                                      --------  --------  -------  ------
                                       42,778       100%   46,564    100%
Deferred net loan origination costs.      214                 211
Allowance for Loan Losses. . . . . .     (733)               (747)
                                      --------             --------
          Net Loans. . . . . . . . .  $42,259             $46,028


     The following table shows the amounts of commercial and real estate construction loans outstanding at the end of the past two years which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year but less than five years, and more than five years. The amounts are classified according to the sensitivity to changes in interest rates.


COMMERCIAL  AND  CONSTRUCTION  LOANS
DECEMBER  31,
 ( in thousands) . . . . . . . . . . . . . . . . . .     1998     1997
                                                      -------  -------
COMMERCIAL LOANS
Aggregate maturities of loan balances due:
     In one year or less:
          Interest rates are floating or adjustable.  $ 8,720  $14,558
          Interest rates are fixed or predetermined.    3,544    1,357
     After one year but within five years:
          Interest rates are fixed or predetermined.    4,251        -
     After five years:
          Interest rates are fixed or predetermined.      125        -
                                                      -------  -------
               Total commercial loans. . . . . . . .  $16,640  $15,925

REAL ESTATE CONSTRUCTION LOANS
Aggregate maturities of loan balances due
     in one year or less and interest rates
     are floating or adjustable. . . . . . . . . . .  $ 1,215  $     -
                                                      -------  -------
          Total commercial and construction loans. .  $17,855  $15,925

------
RISK  ELEMENTS  -  NONACCRUAL,  PAST  DUE  AND  RESTRUCTURED  LOANS
-------------------------------------------------------------------

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

     At December 31, 1998, loans on nonaccrual totaled $258,000, compared with $965,000 at year end 1997. The reduction in interest income associated with nonaccrual loans was approximately $15,000 during 1998, and $119,000 during 1997. At December 31, 1998 loans past due 90 days or more and still accruing interest totaled $1,000 and 1,155,000 at year end 1997. At December 31, 1998 and 1997, the Bank had recorded as specific reserves for its impaired loans $84,000 and $115,000, respectively, in the allowance for loan losses. In addition, the Bank classified $1,990,000 and $2,983,000, respectively, of its loans without a specific reserve. The average recorded investment of impaired loans during the year ended December 31, 1998 and 1997 was approximately $242,000 and $1,985,000 respectively. Interest income of $12,000 and $9,000, respectively, was recognized on impaired loans during the years ended December 31, 1998 and 1997. There were no restructured loans at December 31, 1998. There were no loans at December 31, 1998 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms, and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. At December 31, 1998, the Company had no loan concentrations exceeding ten percent of total gross loans outstanding.

SUMMARY  OF  LOAN  LOSS  EXPERIENCE
-----------------------------------

     The allowance for loan losses is established by a provision for loan losses charged against current period income. Losses are charged against the allowance when, in management's judgment, the collectability of a loan's principal is doubtful. The accompanying financial statements require the use of management estimates to calculate the allowance for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, the value of collateral and other relative factors. The Bank's lending is concentrated in Los Angeles County and surrounding areas, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1998 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy and increases in interest rates may result in losses that cannot reasonably be predicted at this date. Such losses may also cause unanticipated erosion of the Bank's capital.


     The following table summarizes the changes in the allowance for loan losses arising from loan losses, recoveries on loans previously charged off and provisions for loan losses charged to operating expense.

 LOAN CHARGE-OFFS AND RECOVERIES (in thousands). . . . . .     1998      1997
                                                            --------  --------
Balance of allowance for loan losses at beginning of year.  $   747   $ 1,088
Loans charged off:
     Commercial. . . . . . . . . . . . . . . . . . . . . .     (113)     (392)
     Real estate . . . . . . . . . . . . . . . . . . . . .    (  54)     (396)
     Installment . . . . . . . . . . . . . . . . . . . . .    (  27)     (152)
                                                            --------  --------
        Total loans charged off. . . . . . . . . . . . . .     (194)     (940)

Recoveries of loans previously charged off:
     Commercial. . . . . . . . . . . . . . . . . . . . . .      115       288
     Real estate . . . . . . . . . . . . . . . . . . . . .        -         -
     Installment . . . . . . . . . . . . . . . . . . . . .        9        10
                                                            --------  --------
        Total loan recoveries. . . . . . . . . . . . . . .      124       298
                                                            --------  --------
Net loans charged off. . . . . . . . . . . . . . . . . . .    (  70)     (642)
Provision charged to operating expense . . . . . . . . . .       56       301
                                                            --------  --------
Balance of allowance for loan losses at end of year. . . .  $   733   $   747

                                                               1998      1997
                                                            --------  --------
Amount of loans outstanding at end of the year . . . . . .  $42,992   $46,775
Average amount of loans outstanding. . . . . . . . . . . .  $44,849   $46,590
Ratio of net charge-offs to average loans outstanding. . .     0.16%     1.38%
Ratio of allowance for loan losses at the end of the
     year to average loans outstanding . . . . . . . . . .     1.63%     1.60%
Ratio of allowance for loan losses at the end of the
     year to loans outstanding at the end of the year. . .     1.70%     1.60%



     The  following  table  sets  forth  the  Company's allocation of the allowance for loan losses to specific loan categories  at  the  end  of  the  past two years.  The allocations are based upon the same factors as considered by management  in  determining  the  amount of additional provisions to the allowance for loan losses and the aggregate level  of  the  allowance.

ALLOWANCE  FOR  LOAN  LOSSES                                     December  31,
                                 -----------------------------------------------------------------------------------
                                                     1998                                      1997
                                 ----------------------------------------------    ---------------------------------



 ( in thousands). . . . . . . . . . .                        PERCENT OF LOANS IN                 PERCENT OF LOANS IN
                                       ALLOWANCE FOR         EACH CATEGORY TO      ALLOWANCE FOR   EACH CATEGORY TO
                                       LOAN LOSSES           TOTAL LOANS           LOAN LOSSES     TOTAL LOANS
Commercial loans. . . . . . . . . . .  $                552                   39%  $          294                34%
Real  estate loans:
     Construction . . . . . . . . . .                     -                    3%               -                 -
     Mortgage . . . . . . . . . . . .                   127                   57%             353                64%
Installment/Consumer loans. . . . . .                    54                    1%             100                 2%
                                       --------------------  --------------------  --------------  -----------------
     Total allowance for loan losses.  $                733                  100%  $          747               100%

     The allowance for loan losses should not be interpreted as an indication that future charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion

     Although management believes the level of the allowance for loan losses as of December 31, 1998, is adequate to absorb losses inherent in the loan portfolio, currently unanticipated conditions and events, such as additional declines in the local economy and increases in interest rates, may result in losses that cannot reasonably be predicted at this date.

SOURCES  OF  FUNDS
------------------

     Deposits traditionally have been the primary source of the Bank's funds for use in lending and other investments. The Bank also derives funds from net earnings, receipt of interest and principal on outstanding loans and other sources, including the sale of investment securities. The Bank is a member of the Federal Reserve System and may borrow through that system under certain conditions

DEPOSITS
--------

     The Bank's deposit products include noninterest-bearing demand deposits, interest-bearing demand deposits, money market and savings accounts, and time certificates of deposit. The majority of the Bank's deposits are obtained from its primary marketing area.
     The distribution of average deposits and the average rates paid thereon is summarized for the periods indicated below:

                                       1998                       1997
                                       ----                       ----
DEPOSITS. . . . . . . . . . .    AVERAGE    AVERAGE          AVERAGE   AVERAGE
(in thousands). . . . . . . .    BALANCE       RATE          BALANCE      RATE

Demand, non-interest-bearing.  $  25,629                    $ 26,929
Demand, interest bearing. . .      4,209       1.0%            5,975      0.9%
Money market and savings. . .     22,163       3.0%           22,926      2.7%
Time certificates of deposit.     13,419       5.2%            9,049      5.2%
                               --------------------         ------------------
         Total Deposits . . .  $  65,420                    $ 64,879




     The following is a maturity schedule of time certificates of deposit of $100,000 or more at the end of the past two years:

TIME  CERTIFICATES  OF  DEPOSIT
(in thousands) DECEMBER 31, . . . . .    1998    1997
                                       ------  ------
Three months or less. . . . . . . . .  $5,464  $1,859
Over three months through six months.     813   1,305
Over six months through twelve months   1,116   1,823
Over twelve months. . . . . . . . . .     990     100
                                       ------  ------
        Total . . . . . . . . . . . .  $8,383  $5,087

The  Bank  had  no  brokered  deposits  at  December  31,  1998  and  1997.

SELECTED  FINANCIAL  RATIOS
---------------------------

The  following  table sets forth the ratios of net loss to average assets and to average  shareholders'  equity, and the ratio of average shareholders' equity to average  assets.
                                                 1998    1997
Return on average assets . . . . . . . . . . . .  0.60%  (0.5)%
Return on average shareholders' equity . . . . .   5.3%  (6.6)%
Average shareholders' equity to average assets .  11.2%    7.8%
Shareholders' equity to total assets at year end  11.6%   10.4%


ITEM  2.  PROPERTIES
--------------------

     The Bank leases 14,900 square feet of office space and 5,600 square feet of retail banking space at 11150 West Olympic Boulevard, Los Angeles, California under a noncancelable operating lease, which expires on August 31, 2002. The lease provides for annual rental payments of approximately $594,000 during 1999
- 2001 and $396,000 in 2002. In addition, the Bank pays its proportionate share of increases in common operating expenses.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

     The Company and the Bank are subject to pending or threatened legal actions which arise in the normal course of business. Based on current information, management is of the opinion that the disposition of all suits will not have a material effect on the Company's consolidated financial statements.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     No matters were submitted to shareholders during the fourth quarter of 1998.

                                  PART II
                                  -------

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  SHARES AND RELATED SHAREHOLDER
--------------------------------------------------------------------------------
MATTERS
-------


     The Bancorp's common shares are traded over-the-counter. The high and low market prices for each quarterly period ended December 31, 1998 and 1997 ranged as follows:
                            1998                                1997
                            ----                                ----
By  Quarter       1st     2nd     3rd     4th       1st     2nd     3rd     4th
-----------       ---     ---     ---     ---       ---     ---     ---     ----
Price
   High         4 7/8   4 7/64  3 55/64  3 7/64     3      3 1/2    4      5 1/4
   Low          3 5/8   3       2 43/64  2          2 1/2  2 1/4    2 1/4  3 3/4


Principal  market  makers  at  December  31,  1998:

Hoefer  &  Arnett,  Inc.                    Sutro  &  Co.,  Inc
Ryan,  Beck  &  Co.                         Torrey  Pines  Securities

The Transfer Agent and Registrar is U.S. Stock Transfer Corporation, Glendale, California

At December 31, 1998 there were approximately 291 holders of record of the Company's common shares.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------------------------------
AND  RESULTS  OF  OPERATIONS
----------------------------

FINANCIAL  HIGHLIGHTS  OVERVIEW

     1998 was a successful year for Marathon Bancorp. The Company recorded a profit for the year of $445,000 after six years of losses. The Company also registered six consecutive profitable quarters. Per share earnings were $0.12 on a book value of $2.27 per share, which compares to a loss last year of $0.15 per share and a book value of $2.15.
     The Bancorp and its subsidiary have been released from all regulatory agreements and has no restrictions placed on them. The current asset quality is excellent, there is no other real estate owned on the books and nonaccrual loans totaled only $258,000 at year-end 1998. Regulatory risked based capital ratio was 18.22% at year-end 1998.

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME
     Net interest income the Company's largest source of earnings increased to $3,615,000 compared to $3,586,000 for the year 1997 although less than the $4,003,000 for 1996. The margins during 1998 were negatively affected by the reduction in short-term rates initiated by the Federal Reserve Bank. The Federal Reserve Bank lowered the target rate of overnight fed funds by .75% during 1998, as well as lowering the Federal Reserve's discount rate a like amount. With our commercial loans being tied to the floating prime rate, which also declined .75% during 1998, and a good portion of our mortgage loans tied to the 11th district cost of funds the decline hurt the Company's net interest margin. The decline in rates in the bond market throughout 1998 also was a factor. The net interest margin declined from 5.6% in 1997 to 5.3% in 1998. This decline was offset by the increase in earning assets the Company was able to produce by liquidating the OREO, reducing nonaccrual loans and improving cash management.
     The loan portfolio's average balance during the year was down slightly from 1997 averaging $44.9 million compared to an average of $46.6 million in 1997. The increase in assets was invested in the investment portfolio which rose an average $5,459,000 over 1997. Cash and due from banks was reduced from an average $4,423,000 in 1997 to $4,118,00 in 1998.
     On the liability side of the ledger the overall cost of funds increased while rates declined because of a higher percentage of certificates of deposit in the deposit mix. Certificates of deposit averaged 20.5% during 1998 compared to 14.0% in 1997. This was a negative element to the net interest margin causing interest expense to increase from $1,144,000 in 1997 to $1,407,000 in 1998.



PROVISION  FOR  CREDIT  LOSSES
     Part of the risk in lending is the fact that losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the portfolio as affected by economic conditions and the financial experience of borrowers. Management of the Company has instituted credit policies designed to minimize the level of losses and nonaccrual loans.
     These policies require extensive evaluation of new credit requests and continuing review of existing credits in order to identify, monitor and quantify evidence of deterioration of quality or potential loss in a timely manner. Management reviews current economic conditions, previous loan loss experience, composition of the portfolio and many other relative factors in determining the allowance for credit losses.
     Nonperforming loans, which consist of loans past due over 90 days plus loans on nonaccrual, totaled $259,000 at December 31, 1998 versus $2,120,000 at year-end 1997. Loans classified by the Bank as doubtful or substandard at year-end 1998 equaled $1,990,000 versus $2,983,000 at year-end 1997.
     The allowance for credit losses, which buffers the risk of losses inherent in the lending process, is increased by the provision for loan losses charged against income and by recoveries. It is decreased by the amount of loans charged off. There is no precise method of predicting specific losses, which ultimately may be charged off, and the conclusion that a loan may become uncollectable, in whole or in part, is a matter of judgement. Similarly, the adequacy of the allowance and accompanying provision for loan losses can be determined only on a judgmental basis after full review, including consideration of economic conditions and their effects on specific borrowers, borrowers' financial data, and evaluation of underlying collateral for secured lending. This year the Company also took into consideration the effect of the year 2000 ("Y2K") on our borrowers.
     Based upon management's assessment of the overall quality of the loan portfolio, and the other factors previously discussed the Bank made a $56,000 provision to the loan loss reserve. This compares to $301,000 provided during 1997. Loans totaling $194,000 were charged off during the year, and $124,000 was recovered leaving the allowance for loan losses at 1.6% of gross loans outstanding at December 31, 1998.

NONINTEREST  INCOME

     Noninterest income decreased $124,000, or 22% from 1997 to 1998. Over the past few years the Company has been underperforming in noninterest income generation. Service charges decreased due to some of the largest customers increasing their balances to decrease service charges. This is an item that management has been working on. A new fee based cash management product introduced in 1998 generated $10,000. The Company is looking into fee generating services that it may be able to offer through partnerships with other banking organizations, such as insurance services and investment products.



     Gain on the sale of other real estate owned (OREO) realized in 1997 came from a gain of $107,000 on the sale of one property and $5,000 from the sale of two other properties. Other noninterest income would have shown an increase except for the fact that 1997 included a one-time net settlement of $123,000 paid to the Company for costs associated with the relocation of the Company's offices due to the 1994 Northridge earthquake. The net change without the one-time entry was $93,000. Increases in bankcard merchant discount, research fees, check printing fees and other non-deposit related fees were the factors in the increase.

NONINTEREST  EXPENSE
     Noninterest expenses declined again in 1998. Noninterest expense was down $460,000, or 12.3% from 1997 and $807,000, or 21.5% less than 1996. Human resource expense was held to a gain of only $4,000 while most of the expense categories declined. Occupancy costs declined with the renegotiated lease that was signed in the third quarter of 1997 reducing rental costs. Furniture and equipment costs increased due to the purchase of newer personal computer equipment needed to bring the Company into Y2K compliance. This will further increase depreciation costs in 1999 by approximately $10,000 as the new equipment left to be purchased of approximately $50,000, will be put on the books in 1999.
     Professional services decreased in cost due to renegotiation of contracts with our accountants and other service providers. Chargeable services provided to customers in the data processing and courier costs declined in 1998, which in turn was part of the reason for reduced service charge income. With the reduction in OREO, nonperforming and classified assets the legal costs and OREO costs were substantially reduced.
     As noted in last year's Annual Report the improvement in the Company's capital position and balance sheet enabled us to receive reduced FDIC insurance and OCC assessments as well as the ability to negotiate reduced insurance rates on other Bank and Company insurance policies.

ASSETS  AND  LIABILITIES
     Average assets for 1998 increased by $3,807,000, or 5.4% over 1997 although, year-end total assets declined from 1997 to 1998 by $4,669,000. This was due to the buildup of deposits of approximately $6 million in two major account relationships during the last two weeks of 1997, which flowed back out in the first two weeks of 1998. The increase in assets was invested in the investment portfolio and diversified over U. S. agency and municipal securities. The investment portfolio at year-end increased to $20,292,000, an increase of $5,896,000 or 41.0% over December 31, 1997. The Company was able to maintain the average yield on earning assets of 7.4% achieved in 1997 in a market of decreasing rates while maintaining high quality in the assets.
     Other  real  estate  owned  which  consisted  of  three properties totaling
$1,248,000 at the end of 1997 was brought to zero, with the properties being sold at a net loss of only $30,000 and net operating costs of $22,000.



     Average deposits for 1998 increased by $541,000, or 1%. The mix of deposits changed somewhat with noninterest-bearing deposits having declined and certificates of deposit increasing with customers looking for better yields in a declining rate economy in 1998. We also lost two major deposit customers who moved their accounts to larger institutions.

LIQUIDITY  AND  CAPITAL

ASSET/LIABILITY  MANAGEMENT
     The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. Gap analysis measures interest rate risk in terms of the mismatch between the stated repricing and maturities of the Company's earning assets and liabilities within defined time frames.
     In order to appropriately reflect the repricing structure of the Company balance sheet, management has made certain adjustments to the balances reflected in the following table to account for the behavioral characteristics of certain core deposits that do not have specified contractual maturities (i.e., checking with interest, savings, money markets). In addition, the investment portfolio is shown as repricing at specified call date, if applicable, and not maturity date. At year-end the cumulative gap position showed an asset sensitivity of $29 million or 43% of earning assets as shown in the following interest rate sensitivity table. This means that the Company is asset sensitive and that an increase in interest rates would likely cause earnings to increase, as a larger portion of assets than liabilities would reprice in 1999, and a decrease in rates would decrease earnings.
     Immediately adjustable loans are defined as loans that are tied to the prime rate or other indexes, which can change at any time. Immediately adjustable deposits are those deposits on which the Company can adjust the rate without notice. The Company uses adjustable deposits and demand deposits to fund adjustable rate loans. The remaining assets and liabilities are categorized by either the next time the asset or liability may be repriced or the maturity date, whichever is sooner. The Company does not use off-balance sheet interest rate instruments to hedge interest rate risk, but does employ interest rate floors on adjustable rate loans. The floors help to mitigate the loss of net interest income in a declining rate environment.

                           INTEREST  RATE  SENSITIVITY

                         Immediately   >0-3    >3-6    >6-12    >1-5     >5
(in  thousands)           Adjustable   Months  Months  Months   Years    Years
---------------           ----------   ------  ------  ------   -----    -----


Assets
  Securities. . . . . . . .  $     -  $ 8,471  $1,934  $ 4,301  $ 5,587  $    -
  Fed funds sold. . . . . .    4,175        -       -        -        -       -
  Cash value life insurance        -    1,280       -        -        -       -
  Loans . . . . . . . . . .   14,313    5,235   2,494   13,062    6,313   1,575
---------------------------  -------  -------  ------  -------  -------  ------
    Total Earning Assets. .  $18,488  $14,986  $4,428  $17,363  $11,900  $1,575

Sources
  Savings . . . . . . . .          -      259       -        -      517     259
  Checking with interest.          -      663       -        -    2,650      -
  Money market. . . . . .     12,986        -       -        -    6,718   3,358
  Time CD's . . . . . . .          -    7,530   2,425    2,173    1,202       -
  Demand deposits . . . .          -        -       -        -        -   4,478
-------------------------    -------  -------  -------  -------  ------- ------
    Total Sources . . . .    $12,986  $ 8,452   2,425  $ 2,173  $11,087 $28,095

Cumulative Gap. . . . . .    $ 5,502  $12,036  14,039  $29,229  $30,042 $ 3,522

Gap as a percent of total
      earning assets. . .      8.0     17.5     20.4     42.5     43.7      5.1

LIQUIDITY  MANAGEMENT
     Liquidity refers to the Company's ability to maintain cash flow sufficient to meet the needs of depositors and borrowers and to fund its operations. The Company continues to have a stable base of core deposits that provide a low-cost source of stable funds. These deposits fluctuate but management maintains a weekly report of the balances of its largest volume customers to correctly gauge balance fluctuations.
     Using the statement of cash flows to measure changes from year-end 1997 to 1998, it indicates, that operating activities and investing activities used $1,571,000 in cash during the year while financing activities used $5,207,000 decreasing the cash and cash equivalents to $9,249,00 at December 31, 1998. Again the main reason for this, as discussed earlier, was the buildup of deposits the last two weeks of 1997 that was left in cash equivalent fed funds and which flowed back out the first two weeks of 1998. Liquidity remained strong at year-end 1998 and gives the Company the ability to deal with any deposit fluctuations as well as providing funds for increasing the loan portfolio. The Bank also has lines of credit to purchase fed funds with two correspondent banks and a reverse repurchase agreement with a major investment bank for additional liquidity if needed.

CAPITAL
     The Company's capital position is strong. Risk-based capital at the end of 1998 was 18.2% up from 16.5% at December 31, 1997. The adequately capitalized risk-based ratio required by the federal regulators is 8.0% and the well capitalized required ratio is 10.0%. Tier I risk-based capital ratio for the Company is 16.9% and the Tier I leverage ratio is 11.2%. The Company is categorized as well capitalized. Note K to the financial statements goes into detail on the Company's and Bank's capital position
     The Bank was released from its memorandum of understanding with the Federal Reserve Bank during the second quarter of 1998. For 1999 the Company will continue to look to earnings as a source of additional capital and foresees no problems in maintaining proper capital ratios.

YEAR  2000  READINESS
     Back in June of 1997 the Company and Bank started addressing the problem by performing a search for all equipment and systems that could be affected by the Year 2000. We then put together a plan to address the impact on our operations and what we were going to do to correct the problem.
     We have inventoried all our equipment and have upgraded or purchased new equipment to be Y2K compliant. Our software systems are supplied by outside vendors and the Bank has received new versions that we have been assured are Y2K compliant. This includes all our mission critical systems. The Banks' main processing is outsourced to Fiserv Service Bureau and all of its software has been upgraded to be Year 2000 compliant.
     The Bank has finished the renovation and most of the validation and implementation phases of its Y2K plan. Currently we are finishing the testing mode for Year 2000 readiness and all mission critical systems have been implemented. Testing is being done for the significant dates both before and after January 1, 2000, not just for the millennium date change alone. Testing is due to be completed by May 31, 1999.The company has spent approximately $105,000 through February 1999 towards the Y2K project and anticipates minimal costs during the remainder of 1999. We are working with our clients to verify that they also are prepared for the century date change.
     We are confident that we will be well prepared for the date change and are finishing the contingency plans to be implemented, if needed, to minimize any interruptions for our customers.





ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------

                                   MARATHON BANCORP AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEET
                                                                                       December 31,
                                                                  ----------------------------------
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               1998
                                                                  ----------------------------------

Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . .  $                       5,074,000
Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . .                          4,175,000
                                                                  ----------------------------------
     TOTAL CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .                          9,249,000

Investment Securities:
   Securities Available for Sale . . . . . . . . . . . . . . . .                          6,001,000
   Securities Held to Maturity . . . . . . . . . . . . . . . . .                         14,291,000
                                                                  ----------------------------------
     TOTAL INVESTMENT SECURITIES . . . . . . . . . . . . . . . .                         20,292,000

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         42,992,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . .  (                      733,000)
                                                                  ----------------------------------
     NET LOANS . . . . . . . . . . . . . . . . . . . . . . . . .                         42,259,000

Premises and Equipment . . . . . . . . . . . . . . . . . . . . .                            346,000
Other Real Estate Owned. . . . . . . . . . . . . . . . . . . . .                                  -
Cash Surrender Value of Life Insurance . . . . . . . . . . . . .                          1,280,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . .                            974,000
                                                                  ----------------------------------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $                      74,400,000
                                                                  ==================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand. . . . . . . . . . . . . . . . . .  $                      24,478,000
   Interest-Bearing Demand . . . . . . . . . . . . . . . . . . .                          3,314,000
   Money Market and Savings. . . . . . . . . . . . . . . . . . .                         24,098,000
   Time Deposits Under $100,000. . . . . . . . . . . . . . . . .                          4,945,000
   Time Deposits $100,000 and Over . . . . . . . . . . . . . . .                          8,383,000
                                                                  ----------------------------------
     TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . . .                         65,218,000

Accrued Interest and Other Liabilities . . . . . . . . . . . . .                            524,000
                                                                  ----------------------------------
     TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .                         65,742,000
Commitments and Contingencies - Note H

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,820,819. . . . . . . . . . . . .                         13,630,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .  (                       4,964,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses) on Available-for-Sale Securities. . . . . .  (                          8,000)
                                                                  ----------------------------------
     TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . .                          8,658,000
                                                                  ----------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . .  $                      74,400,000
                                                                  ==================================



See  accompanying  notes  to  consolidated  financial  statements.

                         MARATHON BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                          1998                         1997
                                                                          ----                         ----
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . . . . .  $            3,729,000   $               3,714,000
    Interest on Investment Securities - Taxable. . . . .                 839,000                     564,000
    Other Interest Income. . . . . . . . . . . . . . . .                 454,000                     452,000
                                                          -----------------------  --------------------------
       TOTAL INTEREST INCOME . . . . . . . . . . . . . .               5,022,000                   4,730,000
INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . . . . .                  40,000                      56,000
    Interest on Money Market and Savings . . . . . . . .                 674,000                     621,000
    Interest on Time Deposits. . . . . . . . . . . . . .                 692,000                     467,000
    Other Interest Expense . . . . . . . . . . . . . . .                   1,000                           -
                                                          -----------------------  --------------------------
       TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .               1,407,000                   1,144,000
                                                          -----------------------  --------------------------
NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .               3,615,000                   3,586,000
Provision for Credit Losses. . . . . . . . . . . . . . .                  56,000                     301,000
                                                          -----------------------  --------------------------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES . . . . . . . . . . . .               3,567,000                   3,285,000
                                                          -----------------------  --------------------------
NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . . . . .                 236,000                     285,000
    Gain on Sale of Other Real Estate Owned. . . . . . .                       -                     112,000
    Dividends on Cash Surrender Value of Life Insurance.                  67,000                           -
    Other Noninterest Income . . . . . . . . . . . . . .                 138,000                     168,000
                                                          -----------------------  --------------------------
       TOTAL NONINTEREST INCOME. . . . . . . . . . . . .                 441,000                     565,000
                                                          -----------------------  --------------------------
NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . . . . .               1,556,000                   1,552,000
    Occupancy Expenses . . . . . . . . . . . . . . . . .                 585,000                     616,000
    Furniture and Equipment. . . . . . . . . . . . . . .                 103,000                      99,000
    Professional Services. . . . . . . . . . . . . . . .                 120,000                     214,000
    Business Promotion . . . . . . . . . . . . . . . . .                  75,000                      71,000
    Stationery and Supplies. . . . . . . . . . . . . . .                  64,000                      92,000
    Data Processing Services . . . . . . . . . . . . . .                 452,000                     512,000
    Messenger and Courier Services . . . . . . . . . . .                 121,000                     154,000
    Insurance and Assessments. . . . . . . . . . . . . .                 250,000                     385,000
    Legal Fees and Costs . . . . . . . . . . . . . . . .                 200,000                     312,000
    Provision for OREO Losses. . . . . . . . . . . . . .                       -                      35,000
    Loss on Sale of Other Real Estate Owned. . . . . . .                  30,000                           -
    Net Operating Cost of Other Real Estate Owned. . . .                  22,000                      34,000
    Other Expenses . . . . . . . . . . . . . . . . . . .                 174,000                     136,000
                                                          -----------------------  --------------------------
     TOTAL NONINTEREST EXPENSE . . . . . . . . . . . . .               3,752,000                   4,212,000
                                                          -----------------------  --------------------------
GAIN (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . .                 248,000   (                 362,000)
Income Taxes (Benefit) . . . . . . . . . . . . . . . . .  (             197,000)                       2,000
                                                          -----------------------  --------------------------
     NET INCOME ( LOSS). . . . . . . . . . . . . . . . .  $              445,000   (                 364,000)
                                                          =======================  ==========================
Per Share Data:
     Net Income (Loss) - Basic . . . . . . . . . . . . .  $                 0.12   (                   0.15)
     Net Income (Loss) - Diluted . . . . . . . . . . . .  $                 0.12   (                   0.15)




See  accompanying  notes  to  consolidated  financial  statements.


MARATHON BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                 1998                  1997
                                                                                 ----                  ----
OPERATING ACTIVITIES
   Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . .  $             445,000   $ (          364,000)
   Adjustments to Reconcile Net Loss to Net Cash Provided
      (Used) by Operating Activities:
         Depreciation and Amortization . . . . . . . . . . . . .                144,000                131,000
         Provision for Credit Losses . . . . . . . . . . . . . .                 56,000                301,000
         Provision for OREO Losses . . . . . . . . . . . . . . .                      -                 35,000
         Loss (Gain) on Sale of Other Real Estate Owned. . . . .                 30,000     (          112,000)
         Net Amortization of Premiums and Discounts
            on Investment Securities . . . . . . . . . . . . . .    (            24,000)    (           22,000)
         Net Change in Deferred Loan Origination Fees. . . . . .    (             3,000)                38,000
         Net Increase in Cash Surrender Value of Life Insurance.    (            58,000)                     -
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities . . . . . . . . . . . . . . .                 84,000     (          158,000)
                                                                  ----------------------  ---------------------
        NET CASH PROVIDED  (USED)
           BY OPERATING ACTIVITIES . . . . . . . . . . . . . . .                674,000     (          151,000)
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with
      Financial Institutions . . . . . . . . . . . . . . . . . .                      -                996,000
   Purchases of  Available-for-Sale Securities . . . . . . . . .      (       9,217,000)     (       6,088,000)
   Purchases of Held-to-Maturity Securities. . . . . . . . . . .      (      15,135,000)     (       4,946,000)
   Proceeds from Maturities of Available-for-Sale Securities . .              8,508,000              2,018,000
   Proceeds from Maturities of Held-to-Maturity Securities . . .              9,961,000              1,757,000
   Net Decrease in Loans . . . . . . . . . . . . . . . . . . . .              4,172,000                518,000
   Proceeds from Sale of Other Real Estate Owned . . . . . . . .                762,000              1,632,000
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . .      (       1,222,000)                     -
   Purchases of Furniture, Fixtures and Equipment. . . . . . . .      (          74,000)     (          89,000)
                                                                  ----------------------  ---------------------
        NET CASH PROVIDED  (USED)
          BY INVESTING ACTIVITIES. . . . . . . . . . . . . . . .      (       2,245,000)     (       4,202,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . .      (       7,854,000)             5,122,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . .              2,624,000              2,442,000
   Proceeds from Exercise of Stock Options . . . . . . . . . . .                 23,000                      -
   Proceeds from Issuance of Common shares . . . . . . . . . . .                      -              5,527,000
                                                                  ----------------------  ---------------------
       NET CASH PROVIDED  (USED)
         BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . .      (       5,207,000)            13,091,000
                                                                  ----------------------  ---------------------

INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      (       6,778,000)             8,738,000
Cash and Cash Equivalents at Beginning of Year . . . . . . . . .             16,027,000              7,289,000
                                                                  ----------------------  ---------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . .  $           9,249,000   $         16,027,000
                                                                  ======================  =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . .  $           1,386,000   $          1,140,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . .  $               3,000   $              2,000

See  accompanying  notes  to  consolidated  financial  statements.


                         MARATHON BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                     Accumulated
                                                                                                       Other
                                        Common  Stock             Comprehensive       Accumulated    Comprehensive
                                      Shares          Amount          Income          Deficit          Income      Total
                                      ------          ------          ------          -------          ------      -----



BALANCE, JANUARY 1, 1997. . .         1,248,764   $    8,080,000                    $ (5,045,000)  $     8,000   $3,043,000

Issuance of Common Shares
  Net of Expenses of $240,000         2,563,055        5,527,000                                                  5,527,000
COMPREHENSIVE INCOME:
  Net Loss. . . . . . . . . .                                      $(    364,000)     (  364,000)                (  364,000)
  Net Change in Unrealized
    Gain (Loss) on Available-
    for-Sale Securities . . .                                       (      5,000)                   (    5,000)  (    5,000)
                                                                   --------------
TOTAL COMPREHENSIVE INCOME. .                                      $(    369,000)
                                                                   ==============
                                    -----------       ----------                     ------------    ----------  ----------
BALANCE, DECEMBER 31, 1997. .         3,811,819       13,607,000                      (5,409,000)        3,000    8,201,000

Exercise of Stock Options . .             9,000           23,000                                                     23,000

COMPREHENSIVE INCOME:
  Net Income. . . . . . . . .                                      $     445,000         445,000                    445,000
  Net Change in Unrealized
    Gain (Loss) on Available-
    for-Sale Securities . . .                                       (     11,000)                   (   11,000)  (   11,000)
                                                                   --------------
TOTAL COMPREHENSIVE INCOME. .                                      $     434,000
                                                                   ==============
                                     ----------   --------------                      ------------  -----------  ----------
BALANCE, DECEMBER 31, 1998. .         3,820,819   $   13,630,000                      $(4,964,000) $(    8,000)  $8,658,000
                                     ===========  ==============                      ============ ============  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------

The accounting and reporting policies of Marathon Bancorp (the Company) and its wholly owned subsidiary, Marathon National Bank (the Bank), are in accordance with generally accepted accounting principles and conform to practices within the banking industry.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and the Bank, after elimination of all material intercompany transactions and balances.

Nature  of  Operations
----------------------

The Bank maintains a single branch office and corporate headquarters located in the west side of Los Angeles city. The Bank offers a wide range of commercial banking services primarily to professionals and small to medium size companies located throughout the greater Los Angeles area.

Use  of  Estimates  in  the  Preparation  of  Financial  Statements
-------------------------------------------------------------------

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

Cash  and  Due  From  Banks
---------------------------

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment  Securities
----------------------

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Investment  Securities  -  Continued
------------------------------------

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

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

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Allowance  for  Credit  Losses
------------------------------

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Quarterly detailed reviews are performed to identify the risks inherent in their loan portfolio, assess the overall quality of their loan portfolio and to determine the adequacy of their allowance for loan losses and the related provision for loan losses to be charged to expense. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, the Bank considers the inherent risk present in the "acceptable" portion of their loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

Premises  and  Equipment
------------------------

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

Other  Real  Estate  Owned
--------------------------

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

Disclosure  About  Fair  Value  of  Financial  Instruments
----------------------------------------------------------

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Disclosure  About  Fair  Value  of  Financial  Instruments  -  Continued
------------------------------------------------------------------------

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

Earnings  Per  Shares  (EPS)
----------------------------

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

Stock-Based  Compensation
-------------------------

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

Current  Accounting  Pronouncements
-----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank' s financial statements.

Reclassifications
-----------------

Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  B  -  INVESTMENT  SECURITIES

The  following  is  a  summary  of data for the major categories of securities as of
December  31,  1998:

                                     Gross      Gross      Estimated
                                   Amortized  Unrealized  Unrealized        Fair
                                      Cost      Gains       Losses          Value
                                      ----      -----       ------          -----
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 1998:
      U.S. Treasury Securities .  $ 1,000,000  $ 2,000  $            -   $ 1,002,000
      U.S. Government and
         Agency Securities . . .    4,497,000    1,000    (     10,000)    4,488,000
      Federal Reserve Stock. . .      248,000        -               -       248,000
      Other. . . . . . . . . . .      264,000        -    (      1,000)      263,000
                                  -----------  -------  ---------------  -----------
                                  $ 6,009,000  $ 3,000  $ (     11,000)  $ 6,001,000
                                  ===========  =======  ===============  ===========


HELD-TO-MATURITY SECURITIES:
   DECEMBER 31, 1998:
      U.S. Government and
         Agency Securities . . .  $ 8,800,000  $14,000  $(       8,000)  $ 8,806,000
      Municipal Securities . . .    3,982,000   35,000   (      21,000)    3,996,000
      Mortgage-Backed Securities    1,509,000    1,000   (       6,000)    1,504,000
                                  -----------  -------  ---------------  -----------
                                  $14,291,000  $50,000  $(      35,000)  $14,306,000
                                  ===========  =======  ===============  ===========


MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  INVESTMENT  SECURITIES  -  CONTINUED

Investment securities carried at approximately $1,000,000 at December 31, 1998 were pledged to secure public deposits and other purposes as required by law.

The actual maturity of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

There were no sales of securities in 1998 or 1997. Net unrealized gain (loss) of $(8,000) and $3,000 on securities available for sale were credited to shareholders' equity in 1998 and 1997, respectively.

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 1998, were as follows:


                          Available-for-Sale Securities:  Held-to-Maturity Securities:
                          ------------------------------  ----------------------------
                                  Amortized                Amortized
                                    Cost      Fair Value      Cost     Fair Value
                                    ----      ----------      ----     ----------

Due in One Year or Less. . . . .  $3,497,000  $3,499,000  $   292,000  $   294,000
Due From One Year to Five Years.   1,764,000   1,754,000   12,490,000   12,508,000
Due From Five Years to Ten Years     500,000     500,000            -            -
Mortgage-Backed Securities . . .           -           -    1,509,000    1,504,000
Federal Reserve Stock. . . . . .     248,000     248,000            -            -
                                  ----------  ----------  -----------  -----------
                                  $6,009,000  $6,001,000  $14,291,000  $14,306,000
                                  ==========  ==========  ===========  ===========

NOTE  C  -  LOANS

The  following  is  a  summary  of the components of loans at December 31, 1998:

                                           1998
                                           ----

Commercial loans . . . . .                 $16,640,000
Real Estate - Construction                   1,215,000
Real Estate - Other. . . .                  24,246,000
Consumer . . . . . . . . .                     677,000
                                           -----------
                                            42,778,000
Net Deferred Loan Costs. .                     214,000
                                           -----------
                                           $42,992,000
                                           ===========

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  C  -  LOANS  -  CONTINUED

The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                1998
                                                ----



Recorded Investment in Impaired Loans . . . .  $258,000
                                               ========

Related Allowance for Credit Losses . . . . .  $ 84,000
                                               ========

Average Recorded Investment in Impaired Loans  $242,000
                                               ========

Interest Income Recognized from Cash Payments  $ 12,000
                                               ========

Loans having carrying value of $977,000 and $1,419,000, were transferred to other real estate owned in 1998 and 1997, respectively. During 1998 and 1997 loans totaling $1,434,000 and $1,695,000, respectively, were made to facilitate the sale of other real estate owned.

A  summary  of  changes  in  the  allowance  for  credit  losses  follows:

                               1998           1997


Balance, January 1. . . .  $    747,000   $  1,088,000
Provision for Loan Losses        56,000        301,000
Loans Charged Off . . . .   (   194,000)   (   940,000)
Recoveries. . . . . . . .       124,000        298,000
                           -------------  -------------
Balance, December 31. . .  $    733,000   $    747,000
                           =============  =============

MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  D  -  PREMISES  AND  EQUIPMENT

The following is a summary of the major components of premises and equipment at December 31, 1998.

                                                        1998
                                                -------------

Furniture, Fixtures and Equipment. . . . . . .  $  1,320,000
Leasehold Improvements . . . . . . . . . . . .       480,000
                                                -------------
                                                   1,800,000
Less Accumulated Depreciation and Amortization   ( 1,454,000)
                                                -------------

                                                $    346,000
                                                =============

NOTE  E  -  DEPOSITS

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:


1999 . . . . . . .  $12,126,000
2000 through 2003.    1,202,000
                    -----------
                     13,328,000
                    ===========


NOTE  F  -  INCOME  TAXES

The income tax provision (benefit) for the years ended December 31, 1998 and 1997 is comprised of the following:

                                           1998            1997
                                   -------------  --------------
Current Taxes:
   Federal. . . . . . . . . . . .  $          -   $           -
   State. . . . . . . . . . . . .         3,000           2,000
                                   -------------  --------------
                                          3,000           2,000
Deferred. . . . . . . . . . . . .       239,000          79,000
Net Change in Valuation Allowance   (   439,000)   (     79,000)
                                   -------------  --------------

                                   $(   197,000)  $       2,000
                                   =============  ==============


                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  F  -  INCOME  TAXES  -  CONTINUED

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $4,478,000 which expire in 2008 - 2018. For state income tax purposes, the Company has incurred net operating loss carryforwards of approximately $2,312,000, which expire in 1999 - 2003, to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law. During 1998, state net operating loss carryforwards of approximately $1,967,000 expired.

At December 31, 1998 the components of the net deferred tax asset are comprised of the following:

                                                                    1998
                                                           --------------
Deferred Tax Assets:
    Allowance for Credit Losses Due to Tax Limitations. .  $     302,000
    Other Real Estate Owned . . . . . . . . . . . . . . .              -
    Net Operating Loss and Tax Credit Carryforwards . . .      1,826,000
    Premises and Equipment Due to Depreciation Difference         74,000
    Other Assets/Liabilities. . . . . . . . . . . . . . .         32,000
                                                           --------------
                                                               2,234,000

Valuation Allowance . . . . . . . . . . . . . . . . . . .    ( 1,946,000)

Deferred Tax Liabilities:
    Recapture of Federal Credit Reserve . . . . . . . . .              -
    Other Assets/Liabilities. . . . . . . . . . . . . . .   (     88,000)
                                                           --------------
                                                            (     88,000)
                                                           --------------

Net Deferred Assets . . . . . . . . . . . . . . . . . . .  $     200,000
                                                           ==============

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  F  -  INCOME  TAXES  -  CONTINUED

The principal reasons for the difference between the federal statutory income tax rate of 35% in 1998 and 1997 and income tax expense (benefit) for the years ended December 31, 1998 and 1997 are as follows:

                                               1998            1997
                                      --------------  --------------

Tax Benefit at Statutory Rate. . . .  $      87,000   $ (   127,000)
State Franchise Tax Net of Valuation
   Allowance . . . . . . . . . . . .          3,000           2,000
Federal Valuation Allowance. . . . .   (    267,000)        139,000
Other, Net . . . . . . . . . . . . .   (     20,000)   (     12,000)
                                      --------------  --------------

Tax Benefit. . . . . . . . . . . . .  $(    197,000)  $       2,000
                                      ==============  ==============


NOTE  G  -  EARNINGS  PER  SHARE  (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute EPS:

                                        1998                      1997
                                  --------------------   ------------------------
                                  Income       Shares       Loss         Shares
                                  ------      --------   -------------  ---------
Net Income (Loss) as Reported.  $445,000                 $(   364,000)          -
Weighted Average Shares
   Outstanding During the Year         -     3,817,498              -   2,465,127
                                --------  -------------  -------------  ---------
      USED IN BASIC EPS. . . .   445,000     3,817,498    (   364,000)  2,465,127
Dilutive Effect of Outstanding
   Stock Options . . . . . . .         -             -              -           -
                                --------  -------------  -------------  ---------
      USED IN DILUTIVE EPS . .  $445,000     3,817,498   $(   364,000)  2,465,127
                                ========  =============  =============  =========


The impact of stock options have been excluded from the computation of diluted EPS since their effect would be to reduce the loss per share.

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

The Bank has an operating lease commitment covering its banking premises. Minimum rental commitments under this and all other operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 1998 are as follows:

           1999 . . .  594,000
           2000 . . .  594,000
           2001 . . .  594,000
           2002 . . .  396,000
                       -------
                     2,178,000
                    ==========


Rent expense was $523,000 and $563,000 for the years ended December 31, 1998 and 1997, respectively. Sublease rental income was $92,000 in 1998 and $85,000 in 1997.

The Company and the Bank are subject to pending or threatened legal actions which arise in the normal course of business. Based on current information, management is of the opinion that the disposition of all litigation will not have a material effect on the Company's consolidated financial statements.

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk, which are intended to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are not reflected in the consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Bank's exposure to credit loss commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments.

The following is a summary of contractual or notional amounts of financial instruments with off balance sheet risk as of December 31, 1998.




                                    1998
                              ----------

Commitments to Extend Credit  $8,676,000
Letters of Credit. . . . . .     175,000
                              ----------

                              $8,851,000
                              ==========


MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

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


NOTE  I  -  STOCK  OPTION  PLAN

The Company has stock option plans which authorize the issuance of up to 700,000 shares of the Company's unissued common shares to officers, directors and other key personnel. Option prices shall be equal to the fair market value at the date of grant. Options granted under the stock option plan expire not more than ten years after the date of grant and must be fully paid when exercised. Set forth below is the status of options granted, giving retroactive effect to stock dividends declared, if any:



                                           Number of Shares
                                  -------------------------------
                                              1998          1997
                                  -----------------  ------------

Options Outstanding, January 1 .           128,030       294,145
Granted at Option Prices of:
   $3.75 in 1998 . . . . . . . .           325,610             -
   $3.09 in 1997 . . . . . . . .                 -        76,888
   $2.75 in 1996 . . . . . . . .                 -             -
Exercised. . . . . . . . . . . .     (       9,000)            -
Canceled . . . . . . . . . . . .      (     35,684)  (   243,003)
                                  -----------------  ------------
Options Outstanding, December 31           408,956       128,030
                                  =================  ============

At December 31, 1998 the weighted average exercise price was $3.77, the weighted average remaining contractual life was 8.9 years, and 22,436 options were exercisable at a weighted average price of $5.92.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free rates of 4.50% for 1998 and 5.8% for 1997; volatility of 37% for 1998, and 51% for 1997; and expected lives of ten years. The estimated fair value of options granted during 1998 and 1997 were $2.12 and $2.15, per share, respectively.

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  I  -  STOCK  OPTION  PLAN  -  CONTINUED

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share for the year ended December 31, 1998 and 1997 would have been changed to the pro forma amounts indicated below:

                                               1998            1997
                                           --------  ---------------
Net Income (Loss) to Common Shareholders:
   As Reported. . . . . . . . . . . . . .  $445,000  $  (   364,000)
   Pro Forma. . . . . . . . . . . . . . .  $322,000  $  (   381,000)

Per Share Data:
   Net Income (Loss) - Basic
      As Reported . . . . . . . . . . . .  $   0.12  $(        0.15)
      Pro Forma . . . . . . . . . . . . .  $   0.08  $(        0.15)

   Net Income (Loss) - Diluted
      As Reported . . . . . . . . . . . .  $   0.12  $(        0.15)
      Pro Forma . . . . . . . . . . . . .  $   0.08  $(        0.15)

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

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  -  CONTINUED

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial  Assets
-----------------

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

Financial  Liabilities
----------------------

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

Off  Balance  Sheet  Financial  Instruments
-------------------------------------------

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.
The  fair  value  of  these  financial  instruments  is  not  material.

The estimated fair value of financial instruments at December 31 is summarized as follows (dollar amounts in thousands):



                                        1998
                                 -----------------------
                                 Carry Value  Fair Value
-------------------------------  -----------  ----------
Financial Assets:
   Cash and Due From Banks. . .  $     5,074    $ 5,074
   Federal Funds Sold . . . . .  $     4,175    $ 4,175
   Investment Securities. . . .  $    20,292    $20,307
   Loans, Net . . . . . . . . .  $    42,259    $41,949
   Cash Value of Life Insurance  $     1,280    $ 1,280

Financial Liabilities:
   Deposits . . . . . . . . . .  $    65,218    $65,256

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                          Amount of Capital Required
                                          --------------------------
                                          To Be Categorized as           To Be
                             Actual       Adequately Capitalized   Well-Capitalized
                         ---------------  ----------------------   ----------------
                        Amount Percentage   Amount    Percentage   Amount Percentage
                         ----- ----------   ------     ---------   ------ ----------

AS OF DECEMBER 31, 1998
   Total Risk-Based . .  $9,323  18.2%       $4,096   8.0%          $5,120  10.0%
   Tier 1 Risk-Based. .  $8,681  16.9%       $2,048   4.0%          $3,072   6.0%
   Tier 1 Leverage. . .  $8,681  11.2%       $3,087   4.0%          $3,859   5.0%


The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4.0% and 4.0%, respectively. Its total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets was 18.2%, 16.9%, and 11.2%, respectively, at December 31, 1998.

                         MARATHON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  CONDENSED  FINANCIAL  INFORMATION  OF  PARENT  COMPANY  ONLY

Marathon Bancorp operates Marathon National Bank. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                                                                      December 31,
                                                                      ----------------------
CONDENSED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . .                   1998
                                                                      ----------------------
ASSETS
Cash in Marathon National Bank . . . . . . . . . . . . . . . . . . .  $               4,000
Investment in Marathon National Bank . . . . . . . . . . . . . . . .              8,674,000
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,000
                                                                      ----------------------
   TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           8,683,000
                                                                      ======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Expenses . . . . . . . . . . . . . . . . . . . . . . . . . .  $              25,000
Shareholders' Equity
   Common Shares . . . . . . . . . . . . . . . . . . . . . . . . . .             13,630,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . .      (       4,964,000)
   Accumulated Other Comprehensive Income. . . . . . . . . . . . . .  (              8,000)
                                                                      ----------------------
   TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .              8,658,000
                                                                      ----------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . . . .  $           8,683,000
                                                                      ======================

                                                                                    Year ended December 31,
                                                                                    -----------------------
CONDENSED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . .                   1998                    1997
                                                                      ----------------------  ----------------------
Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . .  (             21,000)    (              7,000)
Equity in Undistributed Net Income (Loss) of Marathon National Bank.                466,000    (            357,000)
                                                                      ----------------------  ----------------------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $             445,000   $(            364,000)
                                                                      ======================  ======================

                                                                                    Year Ended December 31,
                                                                                    -------------------------
CONDENSED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .                   1998                    1997
                                                                      ----------------------  ----------------------
OPERATING ACTIVITIES
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $             445,000   $(            364,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by
   Operating Activities - Equity in Undistributed Net Income Loss
   of Marathon National Bank . . . . . . . . . . . . . . . . . . . .   (            466,000)                357,000
Net Change in Other Assets and Other Liabilities . . . . . . . . . .   (             18,000)                      -
                                                                      ----------------------  ----------------------
   NET CASH USED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .   (             39,000)    (             7,000)

INVESTING ACTIVITIES
Investment in Marathon National Bank . . . . . . . . . . . . . . . .                      -       (       5,501,000)
                                                                      ----------------------  ----------------------
   NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . . . .                      -       (       5,501,000)

FINANCING ACTIVITIES
Proceeds from Exercise of Stock Options. . . . . . . . . . . . . . .                 23,000
Proceeds from Issuance of Common Shares. . . . . . . . . . . . . . .                                      5,527,000
                                                                      ----------------------  ---------------------
   NET CASH PROVIDED
      BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . .                 23,000               5,527,000
                                                                      ----------------------  ---------------------
INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .    (            16,000)                 19,000
Cash and Cash Equivalents at Beginning of Year . . . . . . . . . . .                 20,000                   1,000
                                                                      ----------------------  ----------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . .  $               4,000   $              20,000
                                                                      ======================  ======================

                        INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Shareholders
Marathon  Bancorp

We have audited the accompanying consolidated balance sheet of Marathon Bancorp and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the two years ended December 31, 1998. These consolidated financial statements are the responsibility of the Marathon Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marathon Bancorp and Subsidiary as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Vavrinek, Trine, Day & Co., LLP
    Vavrinek, Trine, Day & Co., LLP

January  22,  1999
Laguna  Hills,  California

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     No  information  is  required  in  response  to  this  item.

                               PART III
                               -------

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

     Directors:
Name . . . . . . . . . . . .  Position with Company                                          Director
                              Since
Nikolas Patsaouras (1) & (2)  Chairman of the Board of the Company and Bank                      1982
Robert Abernethy (2) . . . .  Director                                                           1983
Craig D. Collette. . . . . .  President and Chief Executive Officer of the Company and Bank      1997
Frank W. Jobe, M.D.. . . . .  Director                                                           1985
C. Thomas Mallos (1) & (2) .  Director                                                           1982
Robert l. Oltman  (1) & (2).  Director                                                           1982
Ann Pappas (1) & (2) . . . .  Director                                                           1982

(1)     Member  of  the  Audit  Committee
(2)     Member  of  the  Personnel  and  Compensation  Committee.

     Executive  officers  of  the  Company  and  the  Bank  were:
Name. . . . . . .  Position                                                                   Age

Craig D. Collette  President and Chief Executive Officer of the Company and Bank               56
Timothy J. Herles  Executive Vice President and Senior Credit Officer of the Bank              58
Howard J. Stanke.  Executive Vice President, Chief Financial Officer of the Company and Bank   50
Adrienne Caldwell  Executive Vice President, Operations Administration of the Bank             56


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

     HOWARD J. STANKE has been Executive Vice President /Chief Financial Officer of the Company and Bank since June 9, 1997. Mr. Stanke was previously Executive Vice President/Chief Financial Officer of TransWorld Bancorp and TransWorld Bank.

     ADRIENNE CALDWELL has been Executive Vice President-Operations Administration of the Bank since March 1986.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     The following table sets forth a comprehensive overview of the compensation of the Bank's executive officers with salary and bonus exceeding $100,000 during the fiscal year ended December 31, 1998. Comparative data is also provided for the previous two fiscal years.


           (a)                      (b)   (c)     (d)    (e)       (f)       (g)       (h)       (I)
                                                        Other
                                                        Annual  Restricted                    All Other
       Name and                                         Compen-    Stock              LTIP     Compen
      Principal                          Salary   Bonus sation    Award(s) Options/  Payouts   sation (2)
      Position                     Year  ($)       ($)  ($)(1)      ($)      SARs       ($)       ($)
      --------                     ----  ---       ---  ------      ---      ----     -------   --------


Craig D. Collette (3) . . . . . .  1998  $170,102  $ 0  $8,400       0       5,000        0      $1,800
President and . . . . . . . . . .  1997  $160,714  $ 0  $8,400       0      30,000        0      $1,238
Chief Executive Officer
Of the Company and the Bank

Timothy J. Herles . . . . . . . .  1998  $101,089  $ 0  $8,400       0      34,184        0      $1,940
Executive Vice President and. . .  1997  $102,372  $ 0  $8,400       0           0        0      $1,490
Chief Credit Officer of the Bank.  1996  $100,000  $ 0  $8,400       0           0        0      $1,210


(1)     These  amounts  represent  the  automobile  allowance
(2)     These  amounts  represent  excess  life  insurance  premiums.
(3)     Mr.  Collette  commenced  employment  on  January  22,  1997.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

     Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of the Company's common stock, except as set forth in the table below. The following table sets forth, as of February 23, 1999, the number and percentage of shares of the Company's outstanding common stock beneficially owned, directly or indirectly, by each of the Company's directors and named officers and by the directors and named officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment powers. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

                                                            Common Stock Beneficially Owned as of
                                                                       February 23, 1999
                                                                    Number of           Percent Of
Name of Beneficial Owner . . . . . . . .                              Shares              Class
--------------------------------------------------------------------------------------------------

Directors and Named Executive Officers:
----------------------------------------
Nikolas Patsaouras. . . . . . . . . . .                                  37,910  (1)        0.99
Robert J. Abernethy. . . . . . . . . . .                                107,793             2.82
Craig D. Collette. . . . . . . . . . . .                                 47,723  (2)        1.24
Frank W. Jobe, M.D.. . . . . . . . . . .                                 74,190             1.94
C. Thomas Mallos . . . . . . . . . . . .                                 47,878  (3)        1.25
Robert L. Oltman . . . . . . . . . . . .                                191,032  (4)        4.99
Ann Pappas . . . . . . . . . . . . . . .                                 60,011  (5)        1.57
Timothy J. Herles  . . . . . . . . . . .                                  9,696  (6)        0.03


Total for all directors, named
executive officers and all
executive officers (numbering 10). . . .                                602,679  (7)       15.75

Principal Shareholder:
----------------------------------------
Oppenheimer-Spence Financial
Services Partnership L.P.. . . . . . . .                                224,897  (8)        5.88


(1) Mr. Patsaouras has shared voting and investment powers as to 37,500 of these shares.
(2) Mr. Collette has shared voting and investment powers as to 47,723 shares.
(3) Mr. Mallos has shared voting and investment powers as of 45,108 of these shares.
(4) Mr. Oltman has shared voting and investment powers as to 3,052 of these shares. His address is c/o Marathon Bancorp, 11150 West Olympic Boulevard, Los Angeles, California 90064.
(5) Ms. Pappas has shared voting and investment powers as to 59,896 of these shares.
(6) Mr. Herles has shared voting and investment powers as to 1,184 of these shares. The amount includes 8,512 acquirable by exercise of stock options.
(7) This amount includes 19,458 shares acquirable by exercise of stock options within 60 days of February 23, 1999.
(8) The Schedule 13D filing by the partnership indicates that it has sole voting power and sole dispositive power of all of these shares. The business address of the partnership is 119 West 57th Street, New York, New York 10019.






ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     It is against Bank policy to make loans to directors, officers or employees.


ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
--------------------------------------------------------------------------------

     (A)  FINANCIAL  STATEMENTS  AND  SCHEDULES
          -------------------------------------


     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.


     (B)  REPORTS  ON  FORM  8-K
          ----------------------

     N/A

     (C)  EXHIBITS
          --------

     See  Exhibit  Index  at  Page  48  this  Form  10-KSB.

                               SIGNATURES
                               ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 1999.

                                        MARATHON  BANCORP  (Registrant)

                                        Howard  J.  Stanke
                                        ------------------
                                        Howard  J.  Stanke
                                        Executive Vice President &
                                        Chief  Financial  Officer

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

SIGNATURE . . . . .  TITLE                 DATE
-------------------  --------------------------



Nikolas Patsaouras.  Chairman of the Board       March 22, 1999
-------------------
Nikolas Patsaouras


Craig D. Collette .  Director,President &        March 22, 1999
-------------------  CEO
Craig D. Collette .


C. Thomas Mallos. .  Director                    March 22, 1999
-------------------
C. Thomas Mallos


Robert J. Abernethy  Director                    March 22, 1999
-------------------
Robert J. Abernethy


------------------   Director                    March 22, 1999
Frank W. Jobe, M.D.


Robert L. Oltman. .  Director and Secretary      March 22, 1999
-------------------
Robert L. Oltman


Ann Pappas. . .      Director                    March 22, 1999
-------------------
Ann Pappas


                                    EXHIBIT INDEX
                                    -------------

EXHIBIT NO.                  DESCRIPTION                             PAGE
------------------------


21. . . . . . . . . . . . .  Subsidiaries of Company                   48

23. . . . . . . . . . . . .  Consent of Vavrinek, Trine, Day & Co LLP  49

27. . . . . . . . . . . . .  Financial Data Schedule





                                   EXHIBIT 21.


                        SUBSIDIARIES OF MARATHON BANCORP
                        --------------------------------



MARATHON  NATIONAL  BANK,  incorporated  under  the  laws  of the United States.


MARATHON BANCORP MORTGAGE CORPORATION, (an inactive subsidiary), incorporated Under the laws of California.


                                 EXHIBIT 23.



INDEPENDENT  AUDITORS'  CONSENT


Board  of  Directors  and  Shareholders
Marathon  Bancorp
Los  Angeles,  California

We consent to the incorporation by reference in the Registration Statement of Marathon Bancorp on Form S-8 of our report dated January 22, 1999, on our audit of the consolidated balance sheet of Marathon Bancorp as of December 31, 1998, and the related consolidated statements of operations, changes in stockholder'' equity and cash flows for each of the two years in the period ended December 31, 1998, which report is incorporated by reference in the 1998 Annual Report on Form 10-KSB.


/s/ Vavrinek, Trine, Day & Co., LLP
    Vavrinek, Trine, Day & Co., LLP

March  25,  1999
Laguna  Hills,  California