Form 10QSB
period 1999-03-31
MARATHON BANCORP
filed 1999-05-14
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended        MARCH  31,  1999
                                               ------------------------

                                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                             SECURITIES  EXCHANGE  ACT  OF  1934

                For  the  transition  period  from  _______  to  _________

                Commission  file  number                 0-12510
                                           ---------------------


                                     MARATHON  BANCORP
------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California
--------------------------------
95-3770539
----------
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification No.)


11150  West  Olympic  Boulevard,  Los  Angeles,  CA          90064
------------------------------------------------------------------
    (Address  of  principal  executive  offices)                  (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (310)  996-9100
                                                        -----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes    X  No  ____
                                                         ---

      As of May 1, 1999, there were 3,827,019 shares of no par Common Stock issued and outstanding.


Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary




                                                                  March 31,     December 31,
ASSETS                                                               1999           1998
                                                                 ------------  --------------

Cash and Due From Banks                                           $4,581,000     $5,074,000

Federal Funds Sold                                                3,640,000      4,175,000

Interest-Bearing Deposits with Financial Institutions                                0

Investment Securities
Securities Available for Sale                                     5,477,000      6,001,000
Securities Held to Maturity                                       11,693,000     14,291,000
                                                                 ------------  --------------
TOTAL INVESTMENT SECURITIES                                       17,170,000     20,292,000

Loans                                                             46,479,000     42,992,000
Less Allowance for Credit Losses                                  (607,000)      (733,000)
                                                                 ------------  --------------
NET LOANS                                                         45,872,000     42,259,000

Premises and Equipment                                             377,000        346,000
Other Real Estate Owned                                               0              0
Accrued Interest and Other Assets                                  931,000        974,000
Cash Surrender Value of Life Insurance                            1,298,000      1,280,000
                                                                 ------------  --------------
TOTAL ASSETS                                                     73,869,000     74,400,000
                                                                 ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-Bearing                                               23,523,000     24,478,000
Interest-Bearing                                                  41,168,000     40,740,000
                                                                 ------------  --------------
TOTAL DEPOSITS                                                    64,691,000     65,218,000

Accrued Interest and Other Liabilities                               480,000        524,000
                                                                 ------------  --------------
TOTAL LIABILITIES                                                 65,171,000     65,742,000

Shareholders' Equity
Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
No Shares Issued and Outstanding                                      0              0
Common Shares - No Par Value, 9,000,000 Shares Authorized,
Issued and Outstanding: 3,826,819 in 1999 and 3,811,819 in 1998   13,646,000     13,630,000
Net Unrealized Gain on Securities Available for Sale                 (46,000)        (8,000)
Accumulated Deficit                                               (4,902,000)    (4,964,000)
                                                                 ------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                         8,698,000      8,658,000
                                                                 ------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $73,869,000    $74,400,000
                                                                 ============  ==============





Consolidated  Statements  of  Income
Marathon  Bancorp  and  Subsidiary
                                                                 March 31,
                                                     1999                      1998
                                                ---------------             ----------
INTEREST INCOME
Interest and Fees on Loans                         $871,000                  $916,000
Interest on Investment Securities - Taxable         251,000                   169,000
Other Interest Income                                66,000                   116,000
                                                ---------------             ----------
TOTAL INTEREST INCOME                              1,188,000                1,201,000
INTEREST EXPENSE
Interest on Demand Deposits                           8,000                    12,000
Interest on Money Market and Savings                182,000                   150,000
Interest on Time Deposits                           148,000                   149,000
Other Interest Expense                                 -                        1,000
                                                ---------------             ----------
TOTAL INTEREST EXPENSE                              338,000                   312,000
                                                ---------------             ----------
NET INTEREST INCOME                                 850,000                   889,000
Provision for Credit Losses                            -                        -
                                                ---------------             ----------
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES                         850,000                   889,000
                                                ---------------             ----------
NONINTEREST INCOME
Service Charges and Fees on Deposits                 76,000                    61,000
Gain on Sale of Other Real Estate Owned                -                        -
Other Noninterest Income                             42,000                    39,000
                                                ---------------             ----------
TOTAL NONINTEREST INCOME                             118,000                  100,000
                                                ---------------             ----------
NONINTEREST EXPENSE
Salaries and Employee Benefits                      420,000                  392,000
Occupancy Expenses                                  132,000                  159,000
Furniture and Equipment                              29,000                   23,000
Professional Services                                26,000                   12,000
Business Promotion                                   21,000                   27,000
Stationery and Supplies                              14,000                   29,000
Data Processing Services                            115,000                  115,000
Messenger and Courier Services                       19,000                   22,000
Insurance and Assessments                            33,000                   81,000
Legal Fees and Costs                                 45,000                   38,000
Net Operating Cost of Other Real Estate Owned    (    1,000)                  12,000
Other Expenses                                       58,000                   68,000
                                                ---------------             ----------
TOTAL NONINTEREST EXPENSE                           911,000                  978,000
                                                ---------------             ----------
INCOME  (LOSS) BEFORE INCOME TAXES                   57,000                   11,000
Income Tax (benefit)                            (     5,000)                  -
                                                ---------------             ----------
NET INCOME (LOSS)                                   $62,000                  $11,000
                                                ===============             ==========
Per Share Data:
Net Income (Loss) - Basic                            $0.02                    $0.11
Net Income (Loss) - Diluted                          $0.02                    $0.11






Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary

                                                                                Three Months Ended March 31,
                                                                             ------------------------------

                                                                             1999                      1998
                                                                ------------------------------  -------------------
OPERATING ACTIVITIES
Net Income                                                                    $62,000                    $11,000
Adjustments to Reconcile Net Gain (Loss) to Net Cash Provided
by Operating Activities:
Depreciation and Amortization                                                  32,000                     36,000
Provision for Credit Losses                                                      -                          -
Provision for OREO Losses                                                        -                          -
Loss on Sale of Other Real Estate Owned                                           -                       34,000
Net Amortization of Premiums and Discounts
on Investment Securities                                                        9,000                      7,000
Net Change in Deferred Loan Origination Fees                                    3,000                      4,000
Net Change in Accrued Interest, Other Assets
and Other Liabilities                                                 (        19,000)          (        733,000)
                                                                ------------------------------  -------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               87,000           (        641,000)
INVESTING ACTIVITIES
Purchases of  Available for Sale Securities                           (     2,512,000)          (        998,000)
Purchases of Held to Maturity Securities                              (       902,000)           (     4,535,000)
Proceeds from Maturities of Available for Sale Securities                   3,000,000                  3,500,000
Proceeds from Maturities of Held to Maturity Securities                     3,489,000                  3,697,000
Net (Increase) Decrease in Loans                                       (    3,616,000)                 1,527,000
Proceeds from Sale of Other Real Estate Owned                                 -                        1,035,000
Purchases of Furniture, Fixtures and Equipment                       (          63,000)        (          19,000)
                                                                ------------------------------  -------------------
NET CASH PROVIDED  (USED) BY INVESTING ACTIVITIES                     (        604,000)                4,207,000
FINANCING ACTIVITIES
Net Change in Demand Deposits, Money Market and Savings                      1,273,000            (   10,631,000)
Net Change in Time Deposits                                            (     1,800,000)                1,508,000
Proceeds from Issuance of Common shares                                         16,000                       -
                                                                ------------------------------  -------------------
NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES                     (        511,000)          (     9,123,000)
                                                                ------------------------------  -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (     1,028,000)          (     5,557,000)
Cash and Cash Equivalents at Beginning of Year                              9,249,000                 16,027,000
                                                                ------------------------------  -------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $8,221,000                $10,470,000
                                                                ==============================  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid                                                              $355,000                  $278,000
Income Taxes Paid (Refunded)                                                  $-                        $-
Loans Made to Facilitate the Sale of Other Real Estate Owned                  $-                     $600,000


Consolidated  Statements  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                                                 Accumulated
                                                                                                    Other
                            Common Shares                  Comprehensive      Accumulated       Comprehensive
                               Shares        Amount           Income            Deficit             Income              Total
                            -------------  -----------  -------------------  --------------  --------------------  ---------------

BALANCE,  JANUARY 1, 1999     3,820,819    $13,630,000                       $(  4,964,000)  $(            8,000)    $8,658,000

Exercise of Stock Options         6,000         16,000                                                                   16,000

COMPREHENSIVE INCOME:
Net Income                                                      $62,000             62,000                               62,000
Net Change in Unrealized
Gain (Loss) on Available-
for-Sale Securities                                     (         38,000)                       (        38,000)   (     38,000)
                                                        -------------------
TOTAL COMPREHENSIVE INCOME                                       $24,000

BALANCE, MARCH 31, 1999       3,826,819    $13,646,000                       $(  4,902,000)   $(          46,000)     $8,698,000

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION  AND  MANAGEMENT  REPRESENTATIONS
The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 1999 and December 31, 1998, results of operations and changes in cash flows for the three-month period ended March 31, 1999 and 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1999.

(2)  EARNINGS  PER  SHARE  (EPS)
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Accordingly, the basic weighted average number of shares used to compute the net income per share were 3,823,619 and 3,811,819 respectively for the three-month period ended March 31, 1999 and March 31, 1998. There was no dilution to change the basic average number of shares so the diluted EPS was the same.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The following discussion is intended to provide additional information about Marathon Bancorp (the Company), its financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements. Since Marathon National Bank (the Bank) represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB.

FINANCIAL  HIGHLIGHTS  OVERVIEW

Marathon Bancorp recorded a profit for the seventh consecutive quarter of $62,000 for the period ending March 31, 1999, compared to $11,000 for the same period of 1998. Per share earnings were $0.02 for 1999 compared to less than one cent per share in the first quarter of 1998.

At March 31, 1999 total assets were $73,869,000, total loans were $46,479,000 and total deposits $64,691,000. This compares to total assets of $74,400,000, total loans of $42,922,000 and total deposits of $65,218,000 at December 31, 1998.

RESULTS  OF  OPERATIONS

Net  Interest  Income

Net interest income decreased 4% or $39,000 when comparing the first quarter of 1999 with the first quarter of 1998. The decrease came from both a decrease in interest income and an increase in interest expense. Although the overall average earning assets increased, the reduction in interest rates over the last year has decreased the yield on total earning assets by approximately 25 basis points. This was reflected the most in the interest and fees on the loan portfolio. Since a large portion of the portfolio is tied to prime rate the decrease of 75 basis points in the prime rate during the latter half of 1998 was the main reason for the $45,000 decline in income.

The investment portfolio increased by an average of $6,429,000 which came from both a increase in deposits and a decrease in fed funds sold. Due to the fact that the bond market did not decline as much as the fed funds rate did the overall yield did not perceptibly change. The interest on investment securities increased by $82,000. The interest on fed funds decreased because of both rate and average investment.

Interest expense increased in the money market deposits and specifically in the interest paid on our Investors Money Market account, which pays approximately 200 basis points higher. The average balances increased during 1998 as the account was first launched in the fourth quarter of 1997. The interest on time deposits was constant. Overall interest expense increased $27,000 over the first quarter of last year.


Noninterest  Income

Noninterest income increased for the first quarter of 1999 compared to the first quarter of 1998 by $18,000, or 18%. Service charges on deposit accounts increased do an increase in the analysis income on commercial business accounts and selected fee increases. Other noninterest income increased from increased merchant discount, noninterest income on loans and research fees.


Noninterest  Expense

The Company has worked hard to decrease the noninterest expense, which has been high for the last few years. Noninterest expenses were reduced $67,000, or 7% compared to the first quarter of 1998. Salaries and employee benefits increased by 7%. Occupancy and equipment expenses were decreased by renting out to subtenants some of the Company's office space. Professional services costs increased with higher audit and tax fees accrued. Business promotion, supplies, courier services and other expense had reductions in cost. The largest decrease came in the insurance and assessments where the improvement in the quality of the bank helped reduce the premiums for FDIC insurance, regulatory examination, and other insurance.

The ability of the bank to divest itself of all the other real estate owned, reduced the net operating cost of other real estate owned from $12,000 in 1998 to a recovery of $1,000 in costs in 1999.


Provision  for  Credit  Losses:

Based upon management's assessment of the overall quality of the loan portfolio, and of external economic conditions the Bank felt that the current level in the reserve for credit losses was adequate an therefore made no provision to the credit loss reserve for the quarter. During the first quarter, the Bank recorded charge-offs of $137,000 while collecting recoveries on loans charged off of $11,000.

The Bank's internally classified loans decreased from $1,990,000 at December 31, 1998 to $1,832,000 at March 31, 1999. Nonperforming loans decreased from $259,000 at December 31, 1998 to $182,000 at March 31, 1999 and the Company continued to have no other real estate owned.

Based upon these factors and management's assessment of the overall quality of the loan portfolio, its internal migration analysis and economic conditions they felt the current level of the reserve for credit losses was adequate without the need for further provisions.


ASSETS  AND  LIABILITIES

The Company continued to focus on improving the level of earning assets as a percentage of assets. This ratio improved from 90.8% at March 31, 1998 to 91.5% at yearend to 92.3% at March 31, 1999. This came from a reduction in OREO, nonperforming loans and cash. We also decreased the amount of the overnight federal funds sold and moved the funds into higher yielding securities. Most of these were put into the available-for-sale portfolio for liquidity purposes.

The loan portfolio also increased with the additions to the commercial loans. Most of these loans are floating rate loans tied to the Bank's prime rate. As was noted earlier the Company has sold all the OREO properties it had during 1998.

Deposits for the quarter decreased slightly from the totals at yearend declining from $65,218,000 to $64,691,000 at March 31, 1999. Noninterest-bearing deposits declined by $955,000 while the interest-bearing deposits increased by $428,000. The Company normally has low to no deposit growth during the first quarter when its customers pay yearend expenses and tax bills.


LIQUIDITY  AND  CAPITAL

Asset/Liability  Management

The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company.

Management monitors its liquidity position continuously in relation to trends in loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds must be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 21% as of March 31, 1999 and the loan to deposit ratio was 72%.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. The Company is asset sensitive and has been able to decrease its asset sensitivity during the last twelve month period by an increase in the investment portfolio and a lengthening of maturities. The Company's cumulative gap as a percent of total assets at March 31, 1999 was 35.7%

Capital

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

The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well capitalized ratio is 10.0 percent. The Tier I capital to risk-weighted assets required by the federal regulators is 4.0 percent and 6.0 percent to be well-capitalized. At March 31, 1999 the Company and the Bank had a risk based capital ratio of 17.0 percent, and a Tier 1 capital leverage ratio of 15.9 percent.



YEAR  2000  READINESS  DISCLOSURE

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

The Plan includes the steps necessary for the Company to become year 2000 compliant, as well as, the steps to be taken to check that the major borrowers and fund providers of the Company are also working to become compliant. The Company's main computer processing is supplied by the Fiserv CBS Service Bureau, who has notified the Company that its software has been modified to be year 2000 compliant and that it has been tested. The software is now fully operational and had been in use since the fourth quarter of 1998.

The Company has tested its equipment and programs for compliance and has completed the upgrade of all critical systems. These systems are now year 2000 compliant. The costs to the Company were both capital costs for the purchase of new equipment and the expense for the maintenance and testing of computer software. These costs totaled approximately $105,000 through March 31, 1999 and the Company anticipates minimal costs during the remainder of 1999. The company has prepared a contingency plan to be implemented, if needed, to minimize any interruptions for our customers. This plan will be tested during the second quarter of 1999.

PART  II.  OTHER  INFORMATION


Item  1.  Legal  Proceedings

         None.


Item  2.  Changes  in  Securities

         None.


Item  3.  Defaults  Upon  Senior  Securities

         None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

       On March 30, 1999, proxy materials for 1999 Annual Meeting of Shareholders were mailed to all shareholders of record as of March 17, 1999. The meeting took place on April 26, 1999. Shareholders were asked to vote on the matters shown below. Of the total 3,826,819 shares outstanding and entitled to vote 3,220,536 shares were represented either in person or by properly executed proxies. The results of the voting on the matters are shown below:

     Matter 1. Election of Directors. To elect seven (7) persons to the board of directors to serve until the 2000 annual meeting of Shareholders and until their successors are elected and have been qualified.

                                   For     Withhold  Authority  for
     Robert  J.  Abernethy     3,208,484     12,052
     Craig  C.  Collette       3,208,484     12,052
     Frank  Jobe,  M.D.        3,195,484     25,052
     C.  Thomas  Mallos        3,208,484     12,052
     Robert  Oltman            3,208,484     12,052
     Ann  Pappas               3,195,484     25,052
     Nick  Patsaouras          3,208,484     12,052

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







                                        MARATHON  BANCORP


Date:  May  12,  1999                 Craig  D.  Collette
                                      -------------------
                                      Craig  D.  Collette
                                      President  and  Chief  Executive
                                      Officer



                                       Howard  J.  Stanke
                                      ------------------
                                       Howard  J.  Stanke
                                       Executive  Vice  President  and
                                       Chief  Financial  Officer