Form 10QSB
period 1999-06-30
MARATHON BANCORP
filed 1999-08-16
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended        JUNE  30,  1999
                                               -----------------------

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

      As of August 3, 1999, there were 3,827,019 shares of no par Common Stock issued and outstanding.


Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary


                                                                       June 30,      December 31,
ASSETS                                                                        1999            1998
                                                                       ------------  --------------

Cash and Due From Banks                                                $ 5,997,000   $   5,074,000

Federal Funds Sold                                                       1,735,000       4,175,000

Investment Securities
   Securities Available for Sale                                         6,416,000       6,001,000
   Securities Held to Maturity                                          12,244,000      14,291,000
                                                                       ------------  --------------
       TOTAL INVESTMENT SECURITIES                                      18,660,000      20,292,000

Loans                                                                   46,997,000      42,992,000
   Less Allowance for Credit Losses                                       (615,000)       (733,000)
                                                                       ------------  --------------
        NET LOANS                                                       46,382,000      42,259,000

Premises and Equipment                                                     360,000         346,000
Other Real Estate Owned                                                          0               0
Cash Surrender Value of Life Insurance                                   1,313,000       1,280,000
Accrued Interest and Other Assets                                          894,000         974,000
                                                                       ------------  --------------
        TOTAL ASSETS                                                    75,341,000      74,400,000
                                                                       ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing                                                  28,002,000      24,478,000
   Interest-Bearing                                                     38,176,000      40,740,000
                                                                       ------------  --------------
        TOTAL DEPOSITS                                                  66,178,000      65,218,000

Accrued Interest and Other Liabilities                                     472,000         524,000
                                                                       ------------  --------------
        TOTAL LIABILITIES                                               66,650,000      65,742,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding                                           0               0
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,827,019 in 1999 and 3,820,819 in 1998   13,646,000      13,630,000
   Net Unrealized Gain on Securities Available for Sale                   (143,000)         (8,000)
   Accumulated Deficit                                                  (4,812,000)     (4,964,000)
                                                                       ------------  --------------
        TOTAL SHAREHOLDERS' EQUITY                                       8,691,000       8,658,000
                                                                       ------------  --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $75,341,000   $  74,400,000
                                                                       ============  ==============






Consolidated  Statements  of  Income
Marathon  Bancorp  and  Subsidiary



                                             Three Months Ended                        Six Months Ended
                                                  June 30,                                     June 30,

                                                           1999        1998            1999         1998
                                            --------------------  ----------  ---------------  ----------
INTEREST INCOME
    Interest and Fees on Loans              $           891,000   $  936,000  $    1,762,000   $1,852,000
    Interest on Investment Sec. - Taxable               255,000      175,000         506,000      344,000
    Other Interest Income                                75,000      113,000         141,000      229,000
                                            --------------------  ----------  ---------------  ----------
      TOTAL INTEREST INCOME                           1,221,000    1,224,000       2,409,000    2,425,000
INTEREST EXPENSE
    Interest on Demand Deposits                           9,000        9,000          17,000       21,000
    Interest on Money Market and Savings                206,000      156,000         388,000      307,000
    Interest on Time Deposits                           127,000      176,000         275,000      325,000
    Other Interest Expense                                    -            -               -        1,000
                                            --------------------   ----------  ---------------  ----------
      TOTAL INTEREST EXPENSE                            342,000      341,000         680,000      654,000
                                            --------------------   ----------  ---------------  ----------
NET INTEREST INCOME                                     879,000      883,000       1,729,000    1,771,000
Provision for Credit Losses                                   -           -               -            -
                                            --------------------   ----------  ---------------  ----------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                          879,000      883,000       1,729,000    1,771,000
                                            --------------------   ---------  ---------------  ----------
NONINTEREST INCOME
    Service Charges and Fees on Deposits                 68,000       55,000         144,000      116,000
    Other Noninterest Income                             36,000       50,000          78,000       90,000
                                            --------------------   ----------  ---------------  ----------
      TOTAL NONINTEREST INCOME                          104,000      105,000         222,000      206,000
                                            --------------------   ----------  ---------------  ----------
NONINTEREST EXPENSE
    Salaries and Employee Benefits                      438,000      393,000         858,000      785,000
    Occupancy Expenses                                  134,000      135,000         266,000      270,000
    Furniture and Equipment                              29,000       35,000          58,000       58,000
    Professional Services                                28,000       31,000          54,000       43,000
    Business Promotion                                   16,000       13,000          37,000       40,000
    Stationery and Supplies                              14,000        7,000          28,000       36,000
    Data Processing Services                            114,000      103,000         229,000      218,000
    Messenger and Courier Services                       17,000       24,000          36,000       46,000
    Insurance and Assessments                            30,000       92,000          63,000      173,000
    Legal Fees and Costs                                 16,000       49,000          61,000       92,000
    Net Loss on Sale of OREO                                  -       11,000               -       43,000
    Net Operating Cost of  OREO                           1,000        4,000           1,000       16,000
    Other Expenses                                       59,000       70,000         116,000      125,000
                                            --------------------   ----------  ---------------  ----------
      TOTAL NONINTEREST EXPENSE                         896,000      967,000       1,807,000    1,945,000
                                            --------------------   ----------  ---------------  ----------
INCOME BEFORE INCOME TAXES                               87,000       21,000         144,000       32,000
   Income Tax (benefit)                           (       3,000)       1,000   (       8,000)       1,000
                                            --------------------  ----------  ---------------  ----------
NET INCOME                                  $            90,000   $   20,000  $      152,000   $   31,000
                                            ====================   ==========  ===============  ==========
Per Share Data:
     Net Income - Basic                     $              0.02   $     0.01  $         0.04   $     0.01
     Net Income - Diluted                   $              0.02   $     0.01  $         0.04   $     0.01
     Book Value                                                               $         2.27   $     2.16





Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary


                                                                  Three Months Ended June 30,
                                                                  ----------------------------

                                                                                          1999                  1998
                                                                  -----------------------------  --------------------
OPERATING ACTIVITIES
   Net Income                                                     $                    152,000   $            31,000
   Adjustments to Reconcile Net Gain to Net Cash Provided (Used)
      by Operating Activities:
         Depreciation and Amortization                                                  66,000                73,000
         Provision for Credit Losses                                                         -
         Provision for OREO Losses                                                           -
         Loss on Sale of Other Real Estate Owned                                             -                46,000
         Net Amortization of Premiums and Discounts
            on Investment Securities                                                    23,000    (            3,000)
         Net Change in Deferred Loan Origination Fees                                   43,000                11,000
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities                                          (            5,000)     (        752,000)
                                                                  -----------------------------  --------------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               279,000      (        594,000)
INVESTING ACTIVITIES
   Net Decrease (Increase) in Interest-Bearing Deposits with
      Financial Institutions                                                                 -                     -
   Purchases of  Available for Sale Securities                                 (     3,537,000)      (     2,476,000)
   Purchases of Held to Maturity Securities                                    (     2,313,000)      (     5,986,000)
   Proceeds from Maturities of Available for Sale Securities                         2,000,000             6,016,000
   Proceeds from Maturities of Held to Maturity Securities                           5,324,000             5,000,000
   Net (Increase) Decrease in Loans                                            (     4,166,000)              680,000
   Proceeds from Sale of Other Real Estate Owned                                             -             1,202,000
   Purchases of Furniture, Fixtures and Equipment                            (          80,000)    (          57,000)
                                                                  -----------------------------  --------------------
        NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                       (     2,772,000)            4,379,000
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings                           3,677,000       (     8,010,000)
   Net Change in Time Deposits                                                 (     2,717,000)            3,363,000
   Proceeds from Issuance of Common shares                                              16,000                16,000
                                                                  -----------------------------  --------------------
        NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES                              976,000       (     4,631,000)
                                                                  -----------------------------  --------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (     1,517,000)     (        846,000)
   Cash and Cash Equivalents at Beginning of Year                                    9,249,000            16,027,000
                                                                  -----------------------------  --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $                  7,732,000   $        15,181,000
                                                                  =============================  ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                  $                    412,000   $           595,000
   Income Taxes Paid (Refunded)                                   $          (           8,000)  $             2,400
   Loans Made to Facilitate the Sale of Other Real Estate Owned   $                          -   $           600,000




Consolidated  Statements  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                                                Accumulated
                                                                                                Other
                              Common Shares               Comprehensive        Accumulated      Comprehensive
                              -------------
                              Shares         Amount       Income               Deficit          Income                Total




BALANCE,  JANUARY 1, 1999         3,820,819  $13,630,000                       $(   4,964,000)  $(           8,000)  $8,658,000

Exercise of Stock Options             6,200       16,000                                                                 16,000

COMPREHENSIVE INCOME:
  Net Income                                              $          152,000          152,000                           152,000
  Net Change in Unrealized
    Gain (Loss) on Available
    for-Sale Securities                                    (         135,000)                      (       135,000)   ( 135,000)
                                                          -------------------
TOTAL COMPREHENSIVE INCOME                                $           17,000

BALANCE,  JUNE 30, 1999           3,827,019  $13,646,000                       $(   4,812,000)  $  (       143,000)  $8,691,000
                              =============  ===========                       ===============  ===================  ==========


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

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 1999 and December 31, 1998, results of operations and changes in cash flows for the six-month period ended June 30, 1999 and 1998. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1999.

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

Accordingly, the basic weighted average number of shares used to compute the net income per share for the three-month period ended June 30th were 3,826,964 in 1999 and 3,816,566 in 1998 and for the six-month period ended June 30th were 3,825,301 for 1999 and 3,814,206 for 1998. There was no dilution to change the basic average number of shares in any period leaving the diluted EPS the same.

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

FINANCIAL  HIGHLIGHTS  OVERVIEW
The Company has now posted eight consecutive profitable quarters. Income for the second quarter of 1999 was $90,000 or $0.02 per share, compared with $20,000 or $0.01 per share for the second quarter of 1998. Total assets increased from the December 31, 1998 footings of $74,400,000 to $75,341,000.

Loans outstanding rose from $42,292,000 at year-end 1998 to $46,997,000 at June 30, 1999 an increase of 9.3%. Deposit totals also increased $960,000, or 1.5% from year-end 1998. The book value per share has improved to $2.26 per share and the market price of the stock at the close of business on June 30, 1999 was $2.937.

RESULTS  OF  OPERATIONS
Net  Interest  Income
Net interest income generated for the three months ended June 30, 1999 was $4,000 less than in 1998. A major factor for the decrease was the drop in interest during the latter part of the fourth quarter of 1998 that carried over into the first half of 1999. The prime rate, which a large portion of the loan portfolio is tied to, declined 75 basis points between the two periods and the average loans outstanding during the second quarter of 1999 were only $320,000 more. Part of the decrease was offset by increased interest income generated from the investment portfolio due to an increase in volume.

On the liability side of the ledger, the average deposits generated by our higher yielding Investors Money Market account, which increased $7,327,000 or 133%, increased interest costs which offset the decline in the interest rate paid on certificates of deposit. The overall interest costs changed by $1,000 between the two periods.

For the six months ended June 30, 1999 most of the same factors were in play, with the average interest rates during the first and second quarter of 1999 being the same. The increased volume of loans during the second quarter improving the year-to-date interest income figures for 1999. The higher balances in the Investors Money Market account increased the interest costs. The net interest income for 1999 was $42,000 less than the first six months of 1998.

Noninterest  Income
Noninterest income for the second quarter of 1999 was down $1,000 from the same quarter last year, with service charge income increasing and non-interest related loan income and other income decreasing. For the six months ended June 30, 1999 noninterest income increased $16,000 with service charges on analyzed business accounts increasing over the first half of 1998.

Noninterest  Expense
Noninterest expense is the area the Company has been able to make the most improvement during the past few quarters. Noninterest expense for the three months ended June 30, 1999 decreased by $71,000 or 7.3%. The main areas of improvement have been in the reduction of insurance costs, both FDIC insurance and bonding costs, and loan related costs. The improved quality in the loan portfolio has reduced the legal costs and costs related to other real estate owned (OREO). With no OREO on the books, legal and upkeep costs of these properties, as well as, any losses on the sale have been removed. Data processing is higher due partly to Y2K costs and processing volume.

For the six month period noninterest costs have decreased $138,000 or 7.1% when compared to the first half of 1998. Salaries and benefits have increased with staff additions in the loan department to increase production, which has improved. Data processing was higher for the same reasons as for the quarter. Major decreases in Insurance, legal costs and OREO costs were the reason for the large decrease in noninterest expenses. We do not see that we will be able to lower costs further from the current levels and will be concentrating on increasing income.

Provision  for  Credit  Losses:
The Bank made no provision for credit losses during the first half of 1999 or 1998. During the first half of 1999, the Bank recorded charge-offs of $137,000 (none in the second quarter) and collected $19,000 in loan loss recoveries ($8,000 in the second quarter) compared to charge-offs of $105,000 and recoveries of $80,000 in 1998.

The Bank's loans internally classified as substandard or doubtful at June 30, 1999 were $2,175,000, or 4.6% of loans compared to $1,990,000 or 4.6% of loans at December 31, 1998. The classified loans at June 30, 1999 were 25.0% of equity capital. Additionally loans past due 30 days or more at June 30, 1999 were $684,000, and nonaccrual loans $30,000. All classified loans are performing as agreed except for the $30,000 nonaccruing car loan.

Based upon these factors and management's assessment of the overall quality of the loan portfolio, its internal migration analysis and economic conditions management determined the current level of the reserve for credit losses was adequate without the need for further provisions.

ASSETS  AND  LIABILITIES
Assets increased by $941,000 or 1.3% over the year-end 1998 totals and were also ahead of June 30, 1998 levels. The Company has changed the mix of interest bearing assets during the first half of 1999. The level of fed funds sold and investment securities was decreased and the loan portfolio was increased from 57.8% at December 31, 1998 to 62.4% at June 30, 1998. With the average yield on loans at 8.4% for June 1999 and the combined yield of 5.4% on investments and fed funds this helped to increase the interest income which had been hurt by the rate declines in the first half of the year.

The Company is continuing to focus on increasing the interest income through growth in the loan portfolio. The pickup in interest rates during the end of the second quarter, which has continued in the third quarter, will also help to improve the net interest margin.

Deposits increased $960,000 or 1.5% over the year-end 1998. Since year-end the mix has changed with noninterest bearing demand deposits increasing 14.4% and interest bearing deposits decreasing 6.3%. The decrease in interest bearing deposits has been in the time certificates of deposit. To help generate additional deposits in this area the Bank brought out a new certificate of deposit product in the third quarter that has a one year maturity and allows for unlimited deposits during the year at the original fixed rate.

To generate increased loans and deposits the Company is currently exploring opening a loan production office during the fourth quarter in the San Fernando valley of Los Angeles, an area contiguous to our current market. This area, of almost two million people, has seen almost all its independent banks bought and merged into large regional and national banks.

LIQUIDITY  AND  CAPITAL
Asset/Liability  Management
Managing liquidity and the risks associated with interest rates and their impact on both income and the present value of equity is the responsibility of the Bank's Asset/Liability Committee. The committee monitors the liquidity position to assure that sufficient funds are available for the funding of assets as well as deposit fluctuations. Assets that are normally considered liquid are federal funds sold, available for sale investment securities and cash and funds due from banks. The Bank has backup fed fund lines with its correspondent banks and can borrow at the Federal Reserve Bank discount window. At the beginning of the third quarter, the Bank applied for membership in the Federal Home Loan Bank in order to have an additional source of liquidity if needed for loan growth.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. The Company is asset sensitive and has been able to decrease its asset sensitivity during the last twelve month period by an increase in the investment portfolio and a lengthening of maturities. The Company's cumulative gap as a percent of total assets at June 30, 1999 was 38.2%.

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

The Company's capital position is strong. The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well capitalized ratio is 10.0 percent. At June 30, 1999 the Company and the Bank had a risk based capital ratio of 16.1 percent, and a Tier 1 capital leverage ratio of 11.7 percent compared with a risk based ratio of 16.2 and a Tier 1 capital leverage ratio of 11.4% at June 30, 1998.
     The  Company  is  under  no  special  regulatory  restrictions.

YEAR  2000
The Company is well aware of the issues relating to the century date change and the impact on computer systems and business operations. The Company started its analysis of the problem in June 1997 when it sent letters to its vendors that supplied computer services to the Company on the status of their Year 2000 (Y2K) plans. All the mission critical vendors were well on their way with plans to make their products Year 2000 compliant. The Company then went on to develop its own Year 2000 plan. The Company's Year 2000 Plan (the Plan) was submitted to the Board of Directors for review in January 1998 and approved in February 1998.

The Plan includes the steps necessary for the Company to become year 2000 compliant as well as the steps to be taken to check that the major borrowers and fund providers of the Company are also working to become compliant. The Company's main computer processing is supplied by the Fiserv CBS Service Bureau, who has already modified and installed software that is Y2K compliant. The Company, and the user group to which it belongs, has finished testing the Fiserv software for all the critical dates and has had a third party review of the testing done by an outside audit firm. The Company has received year 2000 compliant software from all its vendors within a time-frame that allowed for sufficient testing to insure year 2000 compliance. The Company has also tested its other non-critical software programs that have been modified for year 2000. A contingency plan to cover Y2K has been put in place and tested and we feel the Company is now Y2K ready.

The Y2K costs to the Company have been both capital costs for the purchase of new equipment and the expense for the maintenance and testing of computer software. These costs have been expensed and others will be ongoing over the next few months, but they should not have a major impact on future earnings.

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







                                        MARATHON  BANCORP


Date:  August  12,  1999     Craig  D.  Collette
                             -------------------
     Craig  D.  Collette
     President  and
     Chief  Executive  Officer



     Howard  J.  Stanke
     ------------------
     Howard  J.  Stanke
     Executive  Vice  President  and
     Chief  Financial  Officer