Form 10QSB
period 1999-09-30
MARATHON BANCORP
filed 1999-11-15
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended        September 30, 1999
                                           --------------------------

                                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                For the transition period from  __________ to __________

                Commission file number                  0-12510
                                          ---------------------


                                     MARATHON BANCORP
-----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      California                95-3770539
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)  (I.R.S. Employer Identification
                                                 No.)


11150 West Olympic Boulevard, Los Angeles, CA                    90064
------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (310) 996-9100
                                                    --------------


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

    As of November 120, 1999, there were 3,830,019 shares of no par Common Stock issued and outstanding.


Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary




                                                                       September 30,    December 31,
ASSETS                                                                           1999            1998
                                                                       ---------------  --------------

Cash and Due From Banks                                                     6,704,000       5,074,000

Federal Funds Sold                                                          3,525,000       4,175,000

Interest-Bearing Deposits with Financial Institutions                         199,000               0

Investment Securities
   Securities Available for Sale                                            5,628,000       6,001,000
   Securities Held to Maturity (approximate market value:
      1999-$12,855,000; 1998-$14,306,000                                   13,088,000      14,291,000
                                                                       ---------------  --------------
                                                                           18,716,000      20,292,000

Loans                                                                      49,088,000      42,992,000
   Less Allowance for Credit Losses                                          (659,000)       (733,000)
                                                                       ---------------  --------------
        NET LOANS                                                          48,429,000      42,259,000

Premises and Equipment                                                        334,000         346,000
Other Real Estate Owned                                                             0               0
Cash Surrender Value of Life Insurance                                      1,329,000       1,280,000
Accrued Interest and Other Assets                                           1,203,000         974,000
                                                                       ---------------  --------------
    TOTAL ASSETS                                                       $   80,439,000   $  74,400,000
                                                                       ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing                                                     29,700,000      24,478,000
   Interest-Bearing                                                        41,402,000      40,740,000
                                                                       ---------------  --------------
        TOTAL DEPOSITS                                                     71,102,000      65,218,000

Accrued Interest and Other Liabilities                                        475,000         524,000
                                                                       ---------------  --------------
        TOTAL LIABILITIES                                                  71,577,000      65,742,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding                                              0               0
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,827,019 in 1999 and 3,820,819 in 1998      13,646,000      13,630,000
   Net Unrealized Gain on Securities Available for Sale                      (150,000)         (8,000)
   Accumulated Deficit                                                     (4,634,000)     (4,964,000)
                                                                       ---------------  --------------
   Total Shareholders' Equity                                               8,862,000       8,658,000
                                                                       ---------------  --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   80,439,000   $  74,400,000
                                                                       ===============  ==============











Consolidated Statements of Income
Marathon Bancorp and Subsidiary



                                                     Three Months Ended    Nine Months Ended
                                                       September 30,         September 30,
                                                                   1999                 1998            1999         1998
                                                    --------------------  -------------------  --------------  ----------
INTEREST INCOME
    Interest and Fees on Loans                      $           982,000   $          956,000   $   2,744,000   $2,827,000
    Interest on Investment Securities - Taxable                 262,000              218,000         768,000      562,000
    Other Interest Income                                        64,000              124,000         205,000      354,000
                                                    --------------------  -------------------  --------------  ----------
      TOTAL INTEREST INCOME                                   1,308,000            1,298,000       3,717,000    3,743,000
INTEREST EXPENSE
    Interest on Demand Deposits                                   8,000                9,000          25,000       30,000
    Interest on Money Market and Savings                        218,000              178,000         606,000      485,000
    Interest on Time Deposits                                   127,000              194,000         402,000      520,000
    Other Interest Expense                                            -                    -               -
                                                    --------------------  -------------------  --------------   ---------
      TOTAL INTEREST EXPENSE                                    353,000              381,000       1,033,000    1,035,000
                                                    --------------------  -------------------  --------------  ----------
NET INTEREST INCOME                                             955,000              917,000       2,684,000    2,708,000
   Provision for Credit Losses                                        -                    -               -            -
                                                    --------------------  -------------------  --------------  ----------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                                  955,000              917,000       2,684,000    2,708,000

NONINTEREST INCOME
    Service Charges and Fees on Deposits                         73,000               64,000         217,000      180,000
    Other Noninterest Income                                    109,000               35,000         187,000      106,000
    Gain/Loss on sale of securities                        (      9,000)                   -    (      9,000)           -
                                                    --------------------  -------------------  --------------  ----------
      TOTAL NONINTEREST INCOME                                  173,000               99,000         395,000      286,000
                                                    --------------------  -------------------  --------------  ----------

NONINTEREST EXPENSE
    Salaries and Employee Benefits                              451,000              369,000       1,309,000    1,154,000
    Occupancy Expenses                                          130,000              133,000         396,000      403,000
    Furniture and Equipment                                      33,000               32,000          91,000       90,000
    Professional Services                                        43,000               34,000          97,000       77,000
    Business Promotion                                           17,000                    -          54,000       20,000
    Stationery and Supplies                                      14,000               27,000          42,000       83,000
    Data Processing Services                                    120,000              108,000         349,000      326,000
    Messenger and Courier Services                               16,000               20,000          52,000       66,000
    Insurance and Assessments                                    31,000               50,000          94,000      223,000
    Legal Fees and Costs                                         25,000               41,000          86,000      122,000
    Net Loss on Sale of OREO                                          -         (      2,000)              -       41,000
    Net Operating Cost of Other Real Estate Owned          (      1,000)               5,000               -       21,000
    Other Expenses                                               72,000               87,000         188,000      224,000
                                                    --------------------  -------------------  --------------  ----------
      TOTAL NONINTEREST EXPENSE                                 951,000              904,000       2,758,000    2,850,000
                                                    --------------------  -------------------  --------------  ----------

INCOME  (LOSS) BEFORE INCOME TAXES                              177,000              112,000         321,000      144,000
   Income Tax (benefit)                                    (      1,000)               2,000    (      9,000)       3,000
                                                    --------------------  -------------------  --------------  ----------
NET INCOME                                          $           178,000   $          110,000   $     330,000   $  141,000
                                                    ====================  ===================  ==============  ==========
Per Share Data:
     Net Income (Loss) - Basic                      $              0.05   $             0.03   $        0.09   $     0.04
     Net Income (Loss) - Diluted                    $              0.05   $             0.03   $        0.09   $     0.04
     Book Value Per Share                           $              2.32   $             2.19



Consolidated Statements of Cash Flows
Marathon Bancorp and Subsidiary


                                                                                Nine Months Ended September 30,
                                                                   ------------------------------------------------

                                                                                               1999           1998
                                                                   ---------------------------------  -------------
OPERATING ACTIVITIES
   Net Income (Loss)                                               $                        330,000   $    141,000
   Adjustments to Reconcile Net Gain (Loss) to Net Cash Provided
      by Operating Activities:
         Depreciation and Amortization                                                      100,000        109,000
         Provision for Credit Losses                                                              -              -
         Provision for OREO Losses                                                                -              -
         Loss on Sale of Other Real Estate Owned                                                  -         44,000
         Net Amortization of Premiums and Discounts
            on Investment Securities                                                         37,000    (    34,000)
         Loss on Sale of Securities Available for Sale                                        9,000              -
         Net Change in Deferred Loan Origination Fees                                       103,000         13,000
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities                                                      (   526,000)    (  654,000)
                                                                   ---------------------------------  -------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     53,000     (  381,000)
INVESTING ACTIVITIES
   Net Decrease (Increase) in Interest-Bearing Deposits with
      Financial Institutions                                                                199,000              -
   Purchases of  Available for Sale Securities                                           (3,771,000)    (5,448,000)
   Purchases of Held to Maturity Securities                                              (3,312,000)   (12,782,000)
   Proceeds from Maturities of Available for Sale Securities                              2,000,000      6,500,000
   Proceeds from the Sale of Available for Sale Securities                                  991,000              -
   Proceeds from Maturities of Held to Maturity Securities                                5,480,000      6,290,000
   Net (Increase) Decrease in Loans                                                      (6,273,000)      (430,000)
   Proceeds from Sale of Other Real Estate Owned                                                  -      1,634,000
   Purchases of Furniture, Fixtures and Equipment                                           (88,000)       (58,000)
                                                                   ---------------------------------  -------------
        NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                 (4,774,000)    (4,294,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings                                8,648,000     (6,845,000)
   Net Change in Time Deposits                                                           (2,764,000)     4,484,000
   Proceeds from Issuance of Common shares                                                   16,000         23,000
        NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES                                 5,900,000     (2,338,000)

DECREASE IN CASH AND CASH EQUIVALENTS                                                     1,179,000     (7,013,000)
   Cash and Cash Equivalents at Beginning of Year                                         9,249,000     16,027,000
                                                                   ---------------------------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $                     10,428,000   $  9,014,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                   $                        988,000   $    997,000
   Income Taxes Paid (Refunded)                                    $                       (  9,000)  $      3,000
   Loans Made to Facilitate the Sale of Other Real Estate Owned    $                              -   $    600,000




Consolidated Statements of Equity
Marathon Bancorp and Subsidiary





                                                                                                 Accumulated
                                                                                                 Other
                                     Common Shares               Comprehensive  Accumulated      Comprehensive
                               Shares           Amount           Income         Deficit          Income        Total
                               ---------------  ---------------  -------------  ---------------  ----------    -----

Balance,  January 1, 1999           3,820,819   $   13,630,000                  $ (4,964,000)  $    (8,000)    $ 8,658,000

Exercise of Stock Options               6,200           16,000                                                      16,000

Comprehensive Income:
  Net Income                                                          330,000        330,000                       330,000
  Net Change in Unrealized
    Gain (Loss) on Available
    for-Sale Securities                                              (142,000)      (142,000)      (142,000)
                                                                --------------
Total Comprehensive  Income                                    $      188,000
                                                               ===============
                               ---------------  ---------------                 -------------  -------------    -----------
Balance,  September 30, 1999        3,827,019   $   13,646,000                  $ (4,634,000)  $   (150,000)    $ 8,862,000
                               ===============  ===============                 =============  =============    ===========


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

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 1999 and December 31, 1998, results of operations and changes in cash flows for the nine-month period ended September 30, 1999 and 1998. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 1999.

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

Accordingly, the basic weighted average number of shares used to compute the net income per share for the three-month period ended September 30th were 3,827,019 in 1999 and 3,820,656 in 1998 and for the nine-month period ended September 30th were 3,825,880 for 1999 and 3,816,379 for 1998. There was no dilution to change the basic average number of shares in any period leaving the diluted EPS the same.




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

FINANCIAL  HIGHLIGHTS  OVERVIEW

Net income for the nine-months ended September 30, 1999 increased $189,000 or 134% over the same period of 1998. The three-month net income was up $68,000 or 62% in 1999 versus1998. The per share earnings were also up, increasing to $0.09 for year-to-date 1999 versus $0.04 for 1998, while the third quarter 1999 per share earnings were $0.05 versus $0.03 in 1998.

RESULTS  OF  OPERATIONS

Net  Interest  Income

Net interest income generated for the three months ended September 30, 1999 was up $38,000 or 4%. The decrease in interest on time deposits was the most significant item affecting the results. Interest and fees on loans were up for the quarter, due to the fact that we increased our prime rate by 50 basis points since June. The increase was based on the Federal Reserve Bank increasing the target rate on fed funds by the same amount. With the rate increase the year-to-date net interest income was only $24,000 less than 1998 recovering from the rate decrease during the second half of 1998.

For the quarter the interest and fees on loans were up due to the increase in the loan portfolio as well as the increase in prime rate which affects about 40% of the loan portfolio. The interest on the investment portfolio also increased by $44,000 or 20% and was due to higher yields obtained on investments. Other interest income decreased because the investment in fed funds was decreased to fund the loan portfolio increase. Interest income earned year-to-date has been effected by the same factors, except that the loan portfolio increase has taken place mostly in the third quarter.

The change in mix of deposits during the last year has helped to offset the rise in rates that were paid on deposits. Time deposits which are our highest cost of funds has decreased since the third quarter of 1998 while the interest cost that declined in the latter half of 1998 has increased back to the levels paid early in 1998. The rates paid on money market accounts as well as the average balances have increased causing the rise in interest paid.

Noninterest  Income

Non-interest income has increased for both the quarter and the nine-month period. During the third quarter, there was a one-time recovery of $70,000 in service charges, fees and interest thereon from a corporation that had gone into receivership five years ago. Without that one-time recovery, other noninterest income increased 11% for the quarter and 10% for the nine-month period. Third quarter service charges and fees on deposit accounts increased 14% and also rose 21% for the nine-months ending September 1999. During the third quarter, the bank realized a loss on sale of a security swapped for a higher yielding agency security to improve future yield.

Noninterest  Expense

Non-interest expenses increased by $47,000 or 5% for the third quarter. The main factor was the increased human resource costs for two new loan officers. The Bank increased its marketing costs with some direct mail programs and will be continuing to do additional marketing in the fourth quarter and into 2000. The bank decreased costs in stationary and supplies, courier services, insurance and legal costs.

For the nine-month period non-interest costs declined $92,000 or 3% compared to 1998. Salaries and employee benefits were up from 1998 due to the increase in staff. Professional services increased with the hiring of and outside firm to do internal and policy and procedure auditing. Data processing costs are higher and include Y2K upgrading charges. Insurance and assessment costs have been reduced with the improved condition and quality of the Company. We now receive the lowest rates for insurance and regulatory assessment.

The holding company reduced its expenses this year by changing its stock transfer and registrar agent. The Company changed from Chase Mellon Shareholder Services to U. S. Stock Transfer. This change cut our costs by approximately $5,000 per year.

Provision  for  Credit  Losses:

This year the bank has made no provision for credit losses due to the low level of charge-offs and good recoveries for the year. Charge-offs for the year are $187,000 with only $50,000 since the end of the first quarter while recoveries are $113,000 for the year, with $94,000 in the third quarter. During 1998 charge-offs for the first nine months were $117,000 and loan recoveries were $107,000.

Loans classified at September 30, 1999 as substandard or doubtful totaled $2,192,000 or 4.5% of loans compared to $1,919,000 or 4.2% at September 30, 1998. The current classified loans total 24.7% of capital. Loans past due 30 days or more at the end of the quarter were $600,000 with no loans past due 90 days or more and no loans on non-accrual.

Based upon the current levels of classified and past due loans and management's assessment of the overall quality of the loan portfolio management has determined that the current level of reserve for credit losses is adequate.
This does not mean that the bank may not need to increase reserves if the economy starts to decline or should problems arise with Y2K in the future that were not anticipated.

ASSETS  AND  LIABILITIES

The Company has had good asset growth since December 31, 1998 increasing by $6,039,000 or 8% with a large volume of the growth happening in the third quarter. Assets for the quarter increased 7%. Almost all of this growth has been in the loan portfolio, which has increased $6,096,000 or 14% since year-end. We have had good success in the real estate construction area and in commercial loans. Earlier in the year we had targeted the San Fernando Valley area of Los Angeles for loan production and deposits and have had success. In October the bank opened a loan production office there and we anticipate continuing growth from this office.

With the loan portfolio increasing there has been no new investment in the securities portfolio although, maturing investments have been reinvested at better yields. The average in fed funds sold has stayed fairly constant and cash has increased somewhat with an increase in the demand deposit accounts and the increase in bank float that comes with it. The bank continues to have no other real estate owned.

Deposits increased $5,884,000 or 9% since the end of 1998. The increase has been in the non-interest bearing deposit accounts, which has helped the bank to keep the cost of funds from increasing with the rising rate environment over the last six months. The mix of interest-bearing deposits has changed through the year. We have had a decrease in time deposits and an increase in our investors money market accounts. With time deposit rates being somewhat higher than the money market accounts this change in deposit mix also helped reduce our deposit costs.

LIQUIDITY  AND  CAPITAL

Asset/Liability  Management

Managing liquidity and the risks associated with interest rates and their impact on both income and the present value of equity is the responsibility of the Bank's Asset/Liability Committee. The committee monitors the liquidity position to assure that sufficient funds are available for the funding of assets as well as deposit fluctuations. Assets that are normally considered liquid are federal funds sold, available for sale investment securities and cash and funds due from banks. The Bank has backup fed fund lines with its correspondent banks and can borrow at the Federal Reserve Bank discount window. During the third quarter, the Bank was approved for membership in the Federal Home Loan Bank that gives us an additional source of liquidity if needed for loan growth. During the third quarter an increased deposit base funded the increase in the loan portfolio.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities and understands that its business goals will create asset sensitivity. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been and will continue to be asset sensitive with a positive gap. The Company currently is asset sensitive but has been able to decrease its asset sensitivity during the last year by a lengthening of maturities in the investment portfolio and a decrease in time deposits. The Company's cumulative gap as a percent of total assets was 30.9% at September 30, 1999 down from 38.2% at June 30, 1999 and 39.3% at December 31, 1998.

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

The Company's capital position is strong. The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0% and the well capitalized ratio is 10.0%. At September 30, 1999 the Company and the Bank had a risk based capital ratio of 16.1% and a Tier 1 capital leverage ratio of 11.5% compared with a risk based ratio of 16.5% and a Tier 1 capital leverage ratio of 11.0% at September 30, 1998. The Company is under no special regulatory restrictions.

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

The Plan includes the steps necessary for the Company to become year 2000 compliant as well as the steps to be taken to check that the major borrowers and fund providers of the Company are also working to become compliant. The Company's main computer processing is supplied by the Fiserv CBS Service Bureau, who has already modified and installed software that is Y2K compliant. The Company, and the user group to which it belongs, has finished testing the Fiserv software for all the critical dates and has had a third party review of the testing done by an outside audit firm. The Company has received year 2000 compliant software from all its vendors within a time frame that allowed for sufficient testing to insure year 2000 compliance. The Company has also tested its other non-critical software programs that have been modified for year 2000. A contingency plan to cover Y2K has been put in place and tested and we feel the Company is now Y2K ready.

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







                                        MARATHON BANCORP


Date:  November 12, 1999     Craig D. Collette
                             -----------------
                             Craig D. Collette
                             President and
                             Chief Executive Officer



                             Howard J. Stanke
                             ----------------
                             Howard J. Stanke
                             Executive Vice President and
                             Chief Financial Officer