Form 10KSB
period 1999-12-31
MARATHON BANCORP
filed 2000-03-29
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                               (FEE  REQUIRED)

           FOR  THE  FISCAL  YEAR  ENDED               DECEMBER  31,  1999
                                                       -------------------

                                   OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)

                     COMMISSION FILE NUMBER          0-12510
                                                     -------

                                MARATHON BANCORP
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            CALIFORNIA                                            95-3770539
----------------------------------------------                    ----------
(STATE OR OTHER JURISDICTION OF
 INCORPORATION OR ORIGINATION)          (I.R.S. EMPLOYER  IDENTIFICATION  NO.)

11150  WEST  OLYMPIC  BOULEVARD,  LOS  ANGELES,  CALIFORNIA        90064
----------------------------------------------------------------   -----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                      (ZIP  CODE)

                   ISSUER'S TELEPHONE NUMBER:  (310) 996-9100
                                               --------------

 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:      NONE
                                                                        -------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (TITLE OF CLASS)
     CHECK  WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                        --   --

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

     STATE  ISSUER'S  REVENUES  FOR  ITS  MOST  RECENT  FISCAL  YEAR $5,763,000.

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF MARCH 17, 2000. THE AMOUNT
IS $7,846,858. SOLELY FOR THE PURPOSE OF THIS CALCULATION, ALL DIRECTORS AND OFFICERS ARE REGARDED AS AFFILIATES.

     AS OF MARCH 17, 2000, THERE WERE 3,837,019 SHARES OF NO PAR COMMON STOCK ISSUED AND OUTSTANDING.

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

COMMUNITY  REINVESTMENT  ACT
----------------------------

     The Community Reinvestment Act of 1977 ("CRA") was enacted to encourage every financial institution to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with its safe and sound operation. Under the CRA, the state and federal regulators are required, in examining financial institutions and when considering applications for approval of certain merger, acquisition and other transactions, to take into account the institution's record in helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. In reviewing an institution's CRA record for this purpose, state and federal regulators will consider reports of regulatory examination, comments received from interested members of the public, and the publicly available CRA statement. The Bank has received a rating of satisfactory on its last regulatory examination June 22, 1998.

INTERSTATE  BANKING  AND  BRANCHING

     Subject to reciprocal legislation and Superintendent approval, out-of-state bank holding companies (since 1987) and banks (since 1991) have been able to purchase or merge with California banks and bank holding companies. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amends the Bank Holding Company Act to authorize the Federal Reserve Board to approve, subject to the financial condition of the acquiring bank holding company, a bank holding company's acquisition of wither control, or the substantial assets, of a bank located outside the home state of the bank holding company, regardless of whether the acquisition would be prohibited by the law of the state in which the target is located. Beginning June 1, 1997, responsible agencies may approve mergers between insured banks with different home states regardless of whether the transaction is whose home state has enacted a law expressly prohibiting merger transactions with out-of-state banks. Additionally, banks may establish and operate a de novo branch in any state that specifically opts to allow de novo branching. As a result of the foregoing, the Bank faces increased competition from larger institutions based outside of California.


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject. See Part II, Item 7, Note L for the Bank's capital ratio requirements and current ratios.

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

          As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).

     Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. At December 31, 1999, required reserves were approximately $466,000.


EMPLOYEES
---------

     At  December  31,  1999,  the  Company  employed  35  personnel.

STATISTICAL  DISCLOSURE
-----------------------

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


CHANGES  IN  NET  INTEREST  INCOME
Year  ended  December  31,  1999
(in  thousands)

                                     YTD        Interest   Average           Change From Prior Year
                                     Average    Income/    Yield/               Due to Change in
                                                                     -------------------------------------
Net Interest Income Analysis         Balance    Expense    Rate      Volume                 Rate    Total
                                     ---------  ---------  --------  --------------------  ------  -------

Loans                                $ 46,006   $   3,882      8.4%  $                96   $  57   $  153
Other earning assets:
   Interest bearing deposits with
      financial institutions                0           0      0.0%                    0       0        0
   Investment Securities               19,324       1,104      5.7%                  272      (7)     265
   Fed funds sold & Securities
      purchased under resale
      agreements                        5,574         280      5.0%                 (153)    (21)    (174)
                                     ---------  ---------  --------  --------------------  ------  -------
Total  interest earning assets       $ 70,904   $   5,266      7.4%  $               215   $  29   $  244
Non earning assets:
                                        4,623
   Cash & due from banks
   Other assets                         3,462
   Allowance for loan loss               (672)
                                     ---------
                                     $ 78,317

Interest-bearing liabilities:
   Deposits:

   Demand                            $  3,521   $      33      0.9%  $                (7)  $   0   $   (7)
   Money  market and savings           25,639         852      3.3%                  106      72      178
   Time certificate of deposit         12,292         590      4.8%                  (58)    (44)    (102)
   Federal funds purchased                  -           -        -                     0       1        1
Other interest bearing liabilities:
   Mortgage indebtedness                   20           1      5.0%                    -      (1)      (1)
                                     ---------  ---------  --------  --------------------  ------  -------
Total interest-bearing liabilities   $ 41,472   $   1,476      3.6%  $                41   $  28   $   69
Noninterest-bearing liabilities
   And shareholders equity
Noninterest-bearing demand             27,623
Other liabilities                         343
Shareholders' equity                    8,879
                                     ---------
                                     $ 78,317

Net interest income                             $   3,790

Net interest spread                                            3.8%

Net yield on earning assets                                    4.7%



CHANGES  IN  NET  INTEREST  INCOME

Year  ended  December  31,  1998

( in thousands)                       YTD        Interest   Average   Change From Prior Year
                                      Average    Income/    Yield/    Due To Change In
                                                                      ------------------------
Net Interest Income Analysis          Balance    Expense    Rate      Volume                    Rate    Total
                                      ---------  ---------  --------  ------------------------  ------  -------

Loans                                 $ 44,849   $   3,729      8.3%  $                  (139)  $ 154   $   15
Other earning assets:
   Interest bearing deposits with
      financial institutions                 0           0      0.0%                      (27)      0      (27)
   Investment Securities                14,587         839      5.8%                      337     (62)     275
   Fed funds sold & Securities
      purchased under resale
      agreements                         8,394         454      5.4%                       31      (2)      29
                                      ---------  ---------  --------  ------------------------  ------  -------
Total  interest earning assets        $ 67,830   $   5,022      7.4%  $                   202   $  90   $  292
Non earning assets:
                                         4,118
   Cash & due from banks
   Other assets                          3,161
   Allowance for loan loss                (733)
                                      ---------
                                      $ 74,376

Interest-bearing liabilities:
   Deposits:

   Demand                             $  4,209   $      40      1.0%  $                   (17)  $   1   $  (16)
   Money  market and savings            22,163         674      3.0%                      (21)     74       53
   Time certificate of deposit          13,419         692      5.2%                      226      (1)     225
   Federal funds purchased                   -           -        -                         -       -        -
Other interest bearing liabilities:
   Mortgage indebtedness                   175           1      0.6%                        -       1        1
                                      ---------  ---------  --------  ------------------------  ------  -------
Total interest-bearing liabilities    $ 39,791   $   1,407      3.5%  $                    88   $  75   $  263
Noninterest-bearing liabilities
   And shareholders equity
Noninterest-bearing demand              25,629
Other liabilities                          618
Shareholders' equity                     8,338
                                      ---------
                                      $ 74,376

Net interest income                              $   3,615

Net interest spread                                             3.9%

Net yield on earning assets                                     5.3%






INVESTMENT  SECURITIES
----------------------

     The  following table shows the carrying amount of the portfolio of investment securities at  the  end  of  each  of  the  past  two  years:

                                             Total       Estimated
                                             Amortized   Gross Unrealized   Market
      YEAR END 1999                          Cost        Gains              Losses    Value
-------------------------------------------
( in thousands)
Securities available for sale:
     U.S. Government and Agency Securities   $    4,000  $               -  $  (159)  $ 3,841
     Other                                        4,789                  -      (40)    4,749
                                             ----------  -----------------  --------  -------
          Total                              $    8,789  $               -  $  (199)  $ 8,590

Securities held to maturity:
     U.S. Treasury Securities                $      503  $               -  $    (4)  $   499
     U.S. Government and Agency Securities        5,500                  -      (10)    4,488
     Municipal Securities                         4,965                  -     (167)    4,798
     Mortgage-Backed Securities                   1,910                  -      (43)    1,867
                                             ----------  -----------------  --------  -------
          Total                              $   12,878  $               -  $  (339)  $12,539


YEAR END 1998
Securities available for sale:
     U.S. Treasury Securities                $    1,000  $               2  $     -   $ 1,002
     U.S. Government and Agency Securities        4,497                  1      (10)    4,488
     Other                                          264                  -       (1)      263
                                             ----------  -----------------  --------  -------
          Total                              $    5,761  $               3  $   (11)  $ 5,763

Securities held to maturity:
     U.S. Government and Agency Securities   $    8,800  $              14  $    (8)  $ 8,806
     Municipal Securities                         3,982                 35      (21)    3,996
     Mortgage-Backed Securities                   1,509                  1       (6)    1,504
                                             ----------  -----------------  --------  -------
          Total                              $   14,291  $              50  $   (35)  $14,306




INVESTMENT  SECURITIES  -  CONTINUED
------------------------------------


The following table shows the maturities of investment securities at December 31, 1999 and the weighted average  yields  of  those  securities.


                                            OVER 1
                                            YEAR      OVER 5 YEARS
                                    1 YEAR  THROUGH   THROUGH        OVER                      AVERAGE
(in thousands)                    OR LESS    5 YEARS       10 YEARS   10 YEARS  TOTAL          YIELD
                                  --------  --------  -------------  ---------  -------------  --------
Securities available for sale:
     U.S. Government Agency
        Securities                $      -  $  3,841  $           -          -  $       3,841      4.9%
     Other                           3,995       754              -          -          4,749      6.1%
                                  --------  --------  -------------  ---------  -------------  --------
          Total                   $  3,995  $  1,284  $       3,551  $       -  $       8,590      5.6%

Securities held to maturity:
     U.S. Treasury Securities     $    503  $      -  $           -  $       -  $         503      4.9%
     U.S. Government Agency
        Securities                       -     5,500              -          -   5,500      -      5.8%
     Mortgage-Backed Securities          -       532          1,114        264          1,910      6.6%
     Municipal Securities              653     4,312              -          -          4,965      5.6%
                                  --------  --------  -------------  ---------  -------------  --------
          Total                   $  1,105  $ 10,344  $       1,114  $     264  $      12,878      5.8%




LOAN  PORTFOLIO
---------------

     The following table sets forth the amount of loans outstanding at the end of the past two years:

                                                 % OF              % OF
 (in Thousands)                          1999   TOTAL      1998   TOTAL
                                      --------  ------  --------  ------

Commercial Loans                      $18,922      38%  $16,640      34%
Real Estate Loans:
     Construction                       6,395      13%    1,215       -
     Real Estate Mortgage              24,132      48%   24,246      64%
                                      --------          --------
          Total real estate loans      30,527            25,461
Installment loans                         591       1%      677       2%
                                      --------  ------  --------  ------
                                       50,040     100%   42,778     100%
Deferred net loan origination costs        62               214
Allowance for Loan Losses                (853)             (733)
                                      --------          --------
          Net Loans                   $49,249           $42,259

     The following table shows the amounts of commercial and real estate construction loans outstanding at the end of the year which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year but less than five years, and more than five years. The amounts are classified according to the sensitivity to changes in interest rates.


COMMERCIAL  AND  CONSTRUCTION  LOANS
DECEMBER  31,

 ( in thousands)                                            1999
                                                         -------

COMMERCIAL LOANS
Aggregate maturities of loan balances due:
     In one year or less:
          Interest rates are floating or adjustable      $ 8,975
          Interest rates are fixed or predetermined          931
     After one year but within five years:
          Interest rates are floating or adjustable        5,060
          Interest rates are fixed or predetermined        2,074
     After five years:
          Interest rates are floating or adjustable        1,572
          Interest rates are fixed or predetermined          310
                                                         -------
               Total commercial loans                    $18,922

REAL ESTATE CONSTRUCTION LOANS
Aggregate maturities of loan balances due
     In one year or less:
           Interest rates are floating or adjustable     $ 5,036
           Interest rates are fixed or predetermined         380
     After one year but within five years:
           Interest rates are floating or adjustable         979
                                                         -------
               Total commercial and construction loans   $25,317


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

     At December 31, 1999, loans on nonaccrual totaled $3,000, compared with $258,000 at year-end 1998. The reduction in interest income associated with nonaccrual loans was approximately $3,000 during 1999, and $15,000 during 1998. At December 31, 1999 no loans were past due 90 days or more and still accruing interest compared to $1,000 at year-end 1998. At December 31, 1998, the Bank had recorded as specific reserves for its impaired loans $84,000, in the allowance for loan losses and had no specific reserves in 1999. In addition, the Bank classified $2,318,000 and $1,990,000, respectively, of its loans without a specific reserve. The average recorded investment of impaired loans during the year ended December 31, 1999 and 1998 was approximately $39,000 and $242,000 respectively. Interest income of $12,000 was recognized on impaired loans during the year ended December 31, 1998 and no interest income was recognized on impaired loans in 1999. There were no restructured loans at December 31, 1998 or 1999. There were no loans at December 31, 1999 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms, and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. At December 31, 1999, the Company had no loan concentrations exceeding ten percent of total gross loans outstanding.

SUMMARY  OF  LOAN  LOSS  EXPERIENCE
-----------------------------------

     The allowance for loan losses is established by a provision for loan losses charged against current period income. Losses are charged against the allowance when, in management's judgment, the collectability of a loan's principal is doubtful. The accompanying financial statements require the use of management estimates to calculate the allowance for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, the value of collateral and other relative factors. The Bank's lending is concentrated in Los Angeles County and surrounding areas, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1999 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy and increases in interest rates may result in losses that cannot reasonably be predicted at this date. Such losses may also cause unanticipated erosion of the Bank's capital.

     The following table summarizes the changes in the allowance for loan losses arising from loan losses, recoveries on loans previously charged off and provisions for loan losses charged to operating expense.

 LOAN CHARGE-OFFS AND RECOVERIES
(in thousands)                                                 1999      1998
                                                            --------  --------
Balance of allowance for loan losses at beginning of year   $   733   $   747
Loans charged off:
     Commercial                                                (169)     (113)
     Real estate                                                  -     (  54)
     Installment                                              (  20)    (  27)
                                                            --------  --------
        Total loans charged off                                (189)     (194)

Recoveries of loans previously charged off:
     Commercial                                                 307       115
     Real estate                                                  -         -
     Installment                                                  2         9
                                                            --------  --------
        Total loan recoveries                                   309       124
                                                            --------  --------
Net loans charged off                                           120     (  70)
Provision charged to operating expense                            -        56
                                                            --------  --------
Balance of allowance for loan losses at end of year         $   853   $   733

                                                               1999      1998
                                                            --------  --------
Amount of loans outstanding at end of the year               $50,102   $42,992
Average amount of loans outstanding                          $46,006   $44,849
Ratio of net charge-offs to average loans outstanding         -0.26%     0.16%
Ratio of allowance for loan losses at the end of the
     year to average loans outstanding                         1.85%     1.63%
Ratio of allowance for loan losses at the end of the
     year to loans outstanding at the end of the year          1.70%     1.70%


     The following table sets forth the Company's allocation of the allowance for loan losses to specific loan categories at the end of the past two years. The allocations are based upon the same factors as considered by management in determining the amount of additional provisions to the allowance for loan losses and the aggregate level of the allowance.




ALLOWANCE FOR LOAN LOSSES                                        December 31,
                                       --------------------------------------------------------------------
                                                 1999                                  1998
                                       --------------------------------  ----------------------------------
                                                       PERCENT OF LOANS                    PERCENT OF LOANS
                                       ALLOWANCE FOR   IN EACH CATEGORY   ALLOWANCE FOR    IN EACH CATEGORY
 ( in thousands)                         LOAN LOSSES     TO TOTAL LOANS     LOAN LOSSES      TO TOTAL LOANS
                                       --------------  -----------------  --------------   -----------------
Commercial loans                       $          349                38%  $          552                39%
Real  estate loans:
     Construction                                  99                13%               -                 3%
     Mortgage                                     369                48%             127                57%
Installment/Consumer loans                         36                 1%              54                 1%
                                       --------------  -----------------  --------------  -----------------
     Total allowance for loan losses   $          853               100%  $          733               100%

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

     Although management believes the level of the allowance for loan losses as of December 31, 1999, is adequate to absorb losses inherent in the loan portfolio, currently unanticipated conditions and events, such as additional declines in the local economy and increases in interest rates, may result in losses that cannot reasonably be predicted at this date.

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

     The distribution of average deposits and the average rates paid thereon is summarized for the periods indicated below:


                                          1999                         1998
                               --------------------------  -------------------------
DEPOSITS                                AVERAGE   AVERAGE           AVERAGE   AVERAGE
(in thousands)                          BALANCE      RATE           BALANCE      RATE
                               ----------------  --------  ----------------  --------
Demand, non-interest-bearing   $         27,623            $         25,629
Demand, interest bearing                  3,521      0.9%             4,209      1.0%
Money market and savings                 25,639      3.3%            22,163      3.0%
Time certificates of deposit             12,292      4.8%            13,419      5.2%
                               ----------------            ----------------
         Total Deposits        $         69,075            $         65,420


     The following is a maturity schedule of time certificates of deposit of $100,000 or more at the end of the past two years:


TIME  CERTIFICATES  OF  DEPOSIT
                                         December  31,
(in thousands)                             1999    1998
                                        -------  ------

Three months or less                    $ 7,046  $5,464
Over three months through six months      1,904     813
Over six months through twelve months     1,124   1,116
Over twelve months                          509     990
                                        -------  ------
        Total                           $10,583  $8,383


The  Bank  had  no  brokered  deposits  at  December  31,  1999  and  1998.

SELECTED  FINANCIAL  RATIOS
---------------------------

The following table sets forth the ratios of net loss to average assets and to average shareholders' equity, and the ratio of average shareholders' equity to average assets.


                                                  1999   1998
Return on average assets                          0.82%  0.60%
Return on average shareholders' equity             7.3%   5.3%
Average shareholders' equity to average assets    11.3%  11.2%
Shareholders' equity to total assets at year end  10.7%  11.6%



ITEM  2.  PROPERTIES
--------------------

     The Bank leases 14,900 square feet of office space and 5,600 square feet of retail banking space at 11150 West Olympic Boulevard, Los Angeles, California under a noncancelable operating lease, which expires on August 31, 2002. The lease provides for annual rental payments of approximately $610,000 during 2000
- 2001 and $396,000 in 2002. In addition, the Bank pays its proportionate share of increases in common operating expenses.

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

     No matters were submitted to shareholders during the fourth quarter of 1999.


                         PART II
                         -------

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  SHARES AND RELATED SHAREHOLDER
--------------------------------------------------------------------------------
MATTERS
-------


     The Bancorp's common shares are traded over-the-counter. The high and low market prices for each quarterly period ended December 31, 1999 and 1998 ranged as follows:

By Quarter  1st     2nd    3rd    4th-1999      1st    2nd     3rd       4th-1998
----------  ---     -----  -----  --------      -----  ------  -----     --------
Price
   High      3      3       3      3 1/8        4 7/8   4 7/64  3 55/64  3 7/64
   Low       2 5/8  2 7/8   2 5/8  2 7/8        3 5/8   3 1/2   2 43/64  2 1/2


Principal  market  makers  at  December  31,  1999:

Hoefer  &  Arnett,  Inc.                    Sutro  &  Co.,  Inc
Ryan,  Beck  &  Co.                         Torrey  Pines  Securities

The Transfer Agent and Registrar is U.S. Stock Transfer Corporation, Glendale, California

At December 31, 1999 there were approximately 283 holders of record of the Company's common shares.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------------------------------
AND  RESULTS  OF  OPERATIONS
----------------------------

     Forward-looking statements (defined in the Private Securities Litigation Reform Act of 1995) are contained in the discussion that follows. These forward-looking statements may involve significant risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

     The following financial discussion should be read with the accompanying consolidated financial statements and notes thereto.

FINANCIAL  HIGHLIGHTS  OVERVIEW

     The Company continued to grow and improve performance throughout 1999. We ended the year with net income of $645,000 up 45% from 1998 with the per share earnings improving to $0.17 versus $0.12 in 1998. Deposits increased $6,337,000 or 10% from yearend 1998 while loans increased $7,110,000 or 17%. Total assets continued to grow to $83,119,000 a 12% increase.

     As we continue to focus on our goals we are maintaining our quality in both the loan and investment portfolios. At year end, the Company had no other real estate owned, one loan of $3,000 on nonaccrual and loans past-due over 30 days of only $225,000. Our regulatory capital ratios remain excellent and the rating agencies Veribanc and Bauer Financial have given us their highest quality ratings.

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME
     Net interest income has been and continues to be the main component of total earnings. Interest rates after declining throughout 1998 and hitting their lows in January of 1999 started to rise slowly in the first half of 1999 and continued to increase at a faster pace in the second half of the year. This rise in rates was dictated by the Federal Reserve Board, which moved the target rate for fed funds up .75%. Our interest rate margin for the year averaged 5.3% equal to the 5.3% recorded in 1998. The majority of our investment portfolio was purchased during the fourth quarter of 1998 and the first quarter of 1999 when loan growth was weak, and this accounted for the investment yields not increasing while the overall bond market yields increased. Loan volume increased during the later part of 1999. This was funded by a decrease in short-term assets and an increase in deposits, which improved our margin. Net interest income for the first quarter of 1999 was $850,000 and increased to $1,106,000 for the fourth quarter of the year while in 1998 net interest income was approximately $885,000 per quarter.

     Rates have continued to increase in the beginning of 2000 and it currently is the market consensus that the Federal Reserve Board will increase rates further in the second quarter to slow the economy. This Federal Reserve Board action should help us increase the net interest income if we are able to keep our noninterest bearing deposits growing. This strategy has been difficult with the disintermediation of deposits into the non-deposit mutual fund market. If we are not able to continue the growth of noninterest bearing deposits, then higher funding costs will occur effecting the margin.

NONINTEREST  INCOME
     Noninterest income increased by 13%, or $56,000 during 1999 after a decrease in 1998. An increase in service charges on deposit accounts accounted for most of the gain. Business account service charges were up
17%, overdraft charges 8% and cash management fees increased 40%. With the focus as a wholesale commercial bank we do not generate the fee income that a consumer based institution does but we continue to look for ways to increase noninterest income.

     Other noninterest income was generated from noninterest related loan charges, service charges for legal research, merchant bankcard discount and other miscellaneous charges and income. Noninterest related loan charges come from bankcard interchange fees, construction loan funds control fees and letter of credit fees.

NONINTEREST  EXPENSE
     Noninterest related expenses increased in 1999 after two years of declines. Now that the Company is growing again additional staff expenses and other expenses have been generated to support our plan to increase assets. Employee related expenses grew from the addition of a loan production office and a construction loan department. Also, the bank reassessed and lowered the salary costs associated to loan production, per FASB 91 (Financial Accounting Standards Board) accounting rules, which reduced the credits applied to employee costs by $93,000 in 1999.

     Insurance and regulatory assessments were reduced by $133,000 a 51% decrease from 1998 and a 67% decrease from the fees paid in 1997. Legal fees declined $88,000 or 44% from 1998 and $200,000 or 64% from 1997. Losses and costs from the expenses associated with holding and maintaining other real estate were eliminated during 1999 with the bank holding none on its books at any time during the year. There were approximately $20,000 in directly related Y2K expenses incurred in 1999 and additional costs in depreciation for the additional computer upgrades caused by Y2K.

     There were no problems found during century date change and we do not anticipate any expenses relating to Y2K in 2000.

CREDIT  RISK  MANAGEMENT
     Credit risk is an intrinsic part of commercial banking and losses will be experienced and that the amount of such losses will vary from time to time, and will be affected by economic conditions and the financial management abilities of borrowers. The Company has credit policies designed to manage and regulate credit risk and to minimize the level of losses incurred.

     These credit policies require extensive evaluation of new credit requests and continuing review of existing credits in order to identify, monitor and quantify evidence of deterioration of quality or potential loss in a timely manner. Management reviews current economic conditions, previous loan loss experience, composition of the portfolio and many other relative factors in determining the allowance for credit losses.

     Nonperforming loans, which consist of loans past due over 90 days plus loans on nonaccrual, totaled $3,000 at December 31, 1999 versus $259,000 at year-end 1998. Loans classified by the Bank as doubtful or substandard at year-end 1999 equaled $2,318,000 versus $1,990,000 at year-end 1998.

     The allowance for credit losses, which buffers the risk of losses inherent in the lending process, is increased by the provision for loan losses charged against income and by recoveries. It is decreased by the amount of loans charged off. There is no precise method of predicting specific losses, which ultimately may be charged off, and the conclusion that a loan may become uncollectable, in whole or in part, is a matter of judgement. Similarly, the adequacy of the allowance and accompanying provision for loan losses can be determined only on a judgmental basis after full review, including consideration of economic conditions and their effects on specific borrowers, borrowers' financial data, and evaluation of underlying collateral for secured lending. For 1999 the Company also took into consideration the effect of the year 2000 on our borrowers.

     Based on our assessment of the quality of the loan portfolio, taking into consideration the other factors previously discussed and the fact that the reserve for credit losses had increased from recoveries there was no provision to the loan loss reserve. This compares to a $56,000 provision in 1998 and $301,000 provided during 1997. Loans totaling $189,000 were charged off during the year, and $309,000 was recovered increasing the reserve for credit losses to $853,000. The reserve at December 31, 1999 was 1.7% of gross loans compared to 1.6% of gross loans outstanding at December 31, 1998.

ASSETS  AND  LIABILITIES
     This was a year of asset and deposit growth for our Company. Assets increased to $83,119,000 12% higher than yearend 1998. The largest component of this increase was the increase in total loans that grew 17% to $50,102,000. Loan demand improved in the second half of the year with the opening of a real estate construction lending department in May and the opening of our loan production office in Woodland Hills, California in October. Cash and due from banks was high on the last day of the year because we kept additional funds at our correspondents for any Y2K needs. Cash and due from banks averaged $4,623,000 for the year. We joined the Federal Home Loan Bank during 1999 in order to give ourselves an additional source of liquidity both ongoing and for Y2K purposes. The investment portfolio was increased early in the year but few investments were made during the second half of the year when loan demand increased.

     The increase in assets was funded through deposit growth and an advance at yearend from the Federal Home Loan Bank. The advance was used for short-term liquidity and was paid back in mid January 2000. Total deposits increased $6,337,000 or 10% over December 31, 1998. The deposit increase was split fairly evenly between noninterest bearing and interest bearing deposits.

     Our goal in 2000 is to keep trying to generate noninterest-bearing deposits but with the equity markets and bond markets strong it is hard to increase demand deposits. We will probably have to increase our dependence on time certificates of deposit that could increase our overall cost of funds.

LIQUIDITY  AND  CAPITAL

ASSET/LIABILITY  MANAGEMENT
     The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. Gap analysis measures interest rate risk in terms of the mismatch between the stated repricing and maturities of the Company's earning assets and liabilities within defined time frames.

     In order to appropriately reflect the repricing structure of the Company balance sheet, management has made certain adjustments to the balances reflected in the following table to account for the behavioral characteristics of certain core deposits that do not have specified contractual maturities (i.e., checking with interest, savings, money markets). In addition, the investment portfolio is shown as repricing at specified call date, if applicable, and not maturity date. At year-end the cumulative gap position showed an asset sensitivity of $23 million or 31% of earning assets as shown in the following interest rate sensitivity table. This means that the Company is asset sensitive and that an increase in interest rates would likely cause earnings to increase, as a larger portion of assets than liabilities would reprice in 2000, and a decrease in rates would decrease earnings.

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


INTEREST  RATE  SENSITIVITY

                             Immediately     >0-3    >3-6    >6-12     >1-5      >5
(in  thousands)               Adjustable   Months  Months   Months    Years   Years
---------------               ----------   ------  ------   ------    -----   -----

Assets:
  Securities                     $     -  $ 7,075  $   180  $ 1,816  $12,349  $   346
  Fed funds sold                   1,000        -        -        -        -        -
  Cash value life insurance            -    1,559        -        -        -        -
  Loans                           21,162    7,575    3,851   10,781    7,112      624
-------------------------        -------  -------  -------  -------  -------  -------
TOTAL EARNING ASSETS             $22,162  $16,209  $ 4,031  $12,597  $19,461  $   970


Sources:
  Savings                              -      265        -        -      529      265
  Checking with interest               -      625        -        -    2,500        -
  Money market                         -   16,895        -        -    5,263    2,732
  Time CD's                            -    8,589    3,236    2,410      712        -
  Demand deposits                      -        -        -        -        -   27,529
-------------------------        -------  -------  -------  -------  -------  -------
TOTAL SOURCES                    $     -  $26,374  $ 3,236  $ 2,410  $ 9,004  $30,526


Cumulative Gap                   $22,162  $11,997  $12,792  $22,979  $33,436  $ 3,880
Gap as a percent of total
      earning assets                29.4     15.9     16.7     30.5     44.3      5.1

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

     The statement of cash flows shows the Company generated cash from operating activities of $848,000 and $8,236,000 was from financing activities. The cash generated was used mainly to fund the increased loan portfolio and the net change in cash and cash equivalents was ($358,000) for the year. Liquidity remains adequate for the Company's needs and gives the Company the ability to deal with any deposit fluctuations as well as providing funds for increasing the loan portfolio. The Bank has available lines of credit to purchase fed funds with two correspondent banks, the ability to borrow at both the Federal Reserve Bank and Federal Home Loan Bank and a reverse repurchase agreement with a major investment bank has been arranged to supplement liquidity if needed.


CAPITAL
     The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. The Company and bank meet all regulatory guidelines and the bank is considered "well capitalized" under the regulations.

     The Company increased capital to $9,136,000 at yearend 1999. The capital was increased from the retained earnings generated and no dividends were paid. The bank 's total capital risk-based capital to asset ratio at yearend was 15.3% and the Tier I leverage ratio was 10.9%. A further analysis of the capital position is covered in Note L.

YEAR  2000
     The Bank finished the renovation, validation, implementation and testing phases of its Y2K plan prior to year-end 1999. Testing was also done for the significant dates both before and after January 1, 2000, not just for the millennium date change. The Company spent approximately $115,000 towards the Y2K project and we had no Y2K related problems at the turn of the century. We have also checked with our major customers and have not been told of any significant problems that would put the Company at risk. We will continue to monitor the critical dates in 2000 to insure that there are systems are working correctly.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------

CONSOLIDATED  BALANCE  SHEETS
                                                                      December  31,
ASSETS                                                                         1999
                                                                  ------------------

Cash and Due From Banks                                           $       7,891,000
Federal Funds Sold                                                        1,000,000
                                                                  ------------------
        TOTAL CASH AND CASH EQUIVALENTS                                   8,991,000

Interest-Bearing Deposits With Financial Institutions                       100,000

Investment Securities:
   Securities Available for Sale                                          8,590,000
   Securities Held to Maturity                                           12,878,000
                                                                  ------------------
        TOTAL INVESTMENT SECURITIES                                      21,468,000

Federal Home Loan and Federal Reserve Bank stock, at cost                   482,000

Loans                                                                    50,102,000
   Less Allowance for Credit Losses                                (        853,000)
                                                                  ------------------
       NET LOANS                                                         49,249,000

Premises and Equipment                                                      325,000
Cash Surrender Value of Life Insurance                                    1,559,000
Accrued Interest and Other Assets                                         1,045,000
                                                                  ------------------
       TOTAL ASSETS                                               $      83,119,000
                                                                  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-Bearing Demand                                     $      27,529,000
   Interest-Bearing Demand                                                3,130,000
   Money Market and Savings                                              25,848,000
   Time Deposits Under $100,000                                           4,465,000
   Time Deposits $100,000 and Over                                       10,583,000
                                                                  ------------------
       TOTAL DEPOSITS                                                    71,555,000

Accrued Interest and Other Liabilities                                      553,000
Federal Home Loan Bank Advance                                            1,875,000
                                                                  ------------------
       TOTAL LIABILITIES                                                 73,983,000
Commitments and Contingencies - Note I

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      3,830,019 Shares Issued and Outstanding at December 1999           13,654,000
   Accumulated Deficit                                              (     4,319,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses) on Available-for-Sale Securities               (       199,000)
                                                                  ------------------
       TOTAL SHAREHOLDERS' EQUITY                                         9,136,000
                                                                  ------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $      83,119,000
                                                                  ==================

See  accompanying  notes  to  consolidated  financial  statements.


CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                             Year  Ended  December  31,
                                                                   1999            1998
                                                          --------------  --------------
INTEREST INCOME
    Interest and Fees on Loans                            $   3,882,000   $   3,729,000
    Interest on Investment Securities - Taxable               1,104,000         839,000
    Other Interest Income                                       280,000         454,000
                                                          --------------  --------------
       TOTAL INTEREST INCOME                                  5,266,000       5,022,000
INTEREST EXPENSE
    Interest on Demand Deposits                                  33,000          40,000
    Interest on Money Market and Savings                        852,000         674,000
    Interest on Time Deposits                                   590,000         692,000
    Other Interest Expense                                        1,000           1,000
                                                          --------------  --------------
       TOTAL INTEREST EXPENSE                                 1,476,000       1,407,000
                                                          --------------  --------------

NET INTEREST INCOME                                           3,790,000       3,615,000
Provision for Credit Losses                                           -          56,000
                                                          --------------  --------------
       NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES                         3,790,000       3,559,000
                                                          --------------  --------------
NONINTEREST INCOME
    Service Charges and Fees on Deposits                        278,000         236,000
    Gain on Sale of Other Real Estate Owned                           -               -
    Dividends on Cash Surrender Value of Life Insurance          75,000          67,000
    Other Noninterest Income                                    144,000         138,000
                                                          --------------  --------------
       TOTAL NONINTEREST INCOME                                 497,000         441,000
                                                          --------------  --------------
NONINTEREST EXPENSE
    Salaries and Employee Benefits                            1,810,000       1,556,000
    Occupancy Expenses                                          539,000         537,000
    Furniture and Equipment                                     114,000         120,000
    Professional Services                                       139,000         105,000
    Business Promotion                                           66,000          70,000
    Stationery and Supplies                                      57,000          65,000
    Data Processing Services                                    477,000         435,000
    Messenger and Courier Services                               72,000          86,000
    Insurance and Assessments                                   126,000         259,000
    Legal Fees and Costs                                        112,000         200,000
    Provision for OREO Losses                                         -               -
    Loss on Sale of Other Real Estate Owned                           -          30,000
    Net Operating Cost of Other Real Estate Owned                     -          22,000
    Other Expenses                                              291,000         267,000
                                                          --------------  --------------
       TOTAL NONINTEREST EXPENSE                              3,803,000       3,752,000
                                                          --------------  --------------
INCOME (LOSS) BEFORE INCOME TAXES                               484,000         248,000
Income Taxes (Benefit)                                     (    161,000)   (    197,000)
                                                          --------------  --------------
       NET INCOME (LOSS)                                  $     645,000   $     445,000
                                                          ==============  ==============
Per Share Data:
       Net Income (Loss) - Basic                          $        0.17   $        0.12
       Net Income (Loss) - Diluted                        $        0.17   $        0.12

See  accompanying  notes  to  consolidated  financial  statements.




CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                             Year  Ended  December  31,
                                                                              -------------------------
                                                                                  1999             1998
                                                                         --------------  ---------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                     $     645,000   $      445,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
      (Used) by Operating Activities:
         Depreciation and Amortization                                         136,000          144,000
         Provision for Credit Losses                                                 -           56,000
         Provision for OREO Losses                                                   -                -
         Loss (Gain) on Sale of Other Real Estate Owned                              -           30,000
         Net Amortization of Premiums and Discounts
            on Investment Securities                                            12,000     (     24,000)
         Net Change in Deferred Loan Origination Fees                          152,000     (      3,000)
         Net Increase in Cash Surrender Value of Life Insurance            (    64,000)    (     58,000)
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities                                         (    33,000)          84,000
                                                                         --------------  ---------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                             848,000          674,000
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with Financial Institutions     (   100,000)               -
   Purchases of  Available-for-Sale Securities                             ( 8,464,000)     ( 9,217,000)
   Purchases of Held-to-Maturity Securities                                ( 3,801,000)     (15,135,000)
   Proceeds from Maturities of Available-for-Sale Securities                 4,500,000        8,508,000
   Proceeds from Maturities of Held-to-Maturity Securities                   5,138,000        9,961,000
   Proceeds from Sale of Available-for-Sale Securities                         991,000                -
   Purchase of Federal Home Loan & Federal Reserve Bank Stock              (   234,000)               -
   Net Change in Loans                                                     ( 7,142,000)       4,172,000
   Proceeds from Sale of Other Real Estate Owned                                     -          762,000
   Purchase of Life Insurance                                              (   215,000)     ( 1,222,000)
   Purchases of Premises and Equipment                                     (   115,000)     (    74,000)
                                                                         --------------  ---------------
         NET CASH USED BY INVESTING ACTIVITIES                              (9,442,000)     ( 2,245,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings                   4,617,000      ( 7,854,000)
   Net Change in Time Deposits                                               1,720,000        2,624,000
   Federal Home Loan Bank Advance                                            1,875,000                -
   Proceeds from Exercise of Stock Options                                      24,000           23,000
   Proceeds from Issuance of Common shares                                           -                -
                                                                         --------------  ---------------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    8,236,000      ( 5,207,000)
                                                                         --------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (   358,000)     ( 6,778,000)
Cash and Cash Equivalents at Beginning of Year                               9,249,000       16,027,000
                                                                         --------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   8,891,000   $    9,249,000
                                                                         ==============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                         $   1,483,000   $    1,386,000
   Income Taxes Paid                                                     $       2,000   $        3,000


See  accompanying  notes  to  consolidated  financial  statements.





CONSOLIDATED  STATEMENT  OF  CHANGES  IN  SHAREHOLDER'S  EQUITY

                                                                                             Accumulated
                                                                                             Other
                                   Common Shares           Comprehensive     Accumulated     Comprehensive
                               Shares         Amount       Income            Deficit         Income           Total
                               -------------  -----------  ----------------  --------------  ---------------  -------------
BALANCE, JANUARY 1, 1998           3,811,819  $13,607,000                    $(  5,409,000)  $        3,000   $  8,201,000

Exercise of Stock Options              9,000       23,000                                                           23,000

COMPREHENSIVE INCOME:
  Net Income                                               $       445,000         445,000                         445,000
  Net Change in Unrealized
    Gain (Loss) on Available-
    for-Sale Securities                                     (       11,000)                     (    11,000)   (    11,000)
                                                           ----------------
TOTAL COMPREHENSIVE INCOME                                 $       434,000
                                                           ================

BALANCE, DECEMBER 31, 1998         3,820,819   13,630,000                     (  4,964,000)     (     8,000)     8,658,000

Exercise of Stock Options              9,200       24,000                                                           24,000

COMPREHENSIVE INCOME:
  Net Income                                               $       645,000         645,000                         645,000
  Net Change in Unrealized
    Gain (Loss) on Available-
    for-Sale Securities                                     (      191,000)                      (  191,000)    (  191,000)
                                                           ----------------
TOTAL COMPREHENSIVE INCOME                                 $       454,000
                                                           ================

BALANCE, DECEMBER 31, 1999         3,830,019  $13,654,000                    $(  4,319,000)  $   (  199,000)  $  9,136,000
                               =============  ===========                    ==============  ===============  =============


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

Nature  of  Operations
----------------------

The Bank has been organized as a single reporting segment and operates a branch office and corporate headquarters located in the west side of the City of Los Angeles. The Bank offers a wide range of commercial banking services primarily to professionals and small to medium size companies located throughout the greater Los Angeles area.

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

Cash  and  Cash  Equivalents
----------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Cash  and  Due  From  Banks
---------------------------

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 1999.

The Bank maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment  Securities
----------------------

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Premises  and  Equipment
------------------------

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterment or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

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

Stock-Based  Compensation
-------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note J.

Comprehensive  Income
---------------------

Beginning in 1998, the Bank adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

Current  Accounting  Pronouncements
-----------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement establishes the effective date of SFAS No. 133 for 2001 and is not expected to have a material impact on the Bank' s financial statements.

Reclassifications
-----------------

Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.

NOTE  B  -  INVESTMENT  SECURITIES


The  following  is a summary of data for the major categories of securities as of December 31, 1999:

                                                          Gross        Gross             Estimated
                                             Amortized    Unrealized   Unrealized        Fair
                                             Cost         Gains        Losses            Value
                                             -----------  -----------  ----------------  -----------
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 1999:
      U.S. Government and Agency Securities  $ 4,000,000  $         -  $  (    159,000)  $ 3,841,000
      Other                                    4,789,000            -    (      40,000)    4,749,000
                                             -----------  -----------  ----------------  -----------

                                             $ 8,789,000  $         -  $  (    199,000)  $ 8,590,000
                                             ===========  ===========  ================  ===========

HELD-TO-MATURITY SECURITIES:
   DECEMBER 31, 1999:
      U. S. Treasury Securities              $   503,000  $         -  $(        4,000)  $   499,000
      U.S. Government and Agency Securities    5,500,000            -     (    125,000)    5,375,000
      Municipal Securities                     4,965,000            -     (    167,000)    4,798,000
      Mortgage-Backed Securities               1,910,000            -    (      43,000)    1,867,000
                                             -----------  -----------  ----------------  -----------

                                             $12,878,000  $         -  $  (    339,000)  $12,539,000
                                             ===========  ===========  ================  ===========


NOTE  B  -  INVESTMENT  SECURITIES  -  CONTINUED

Investment securities carried at approximately $2,900,000 at December 31, 1999 were pledged to secure public deposits and other purposes as required by law.

The actual maturity of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

Gross realized loss on sale of available-for-sale securities was $9,000 during 1999. There were no sales of securities in 1998.



The scheduled maturities of securities held to maturity and securities available for sale at December 31, 1999, were as follows:

                          Available-for-Sale Securities:  Held-to-Maturity Securities:
                          ------------------------------  ----------------------------
                                 Amortized                Amortized
                                 Cost        Fair Value   Cost         Fair Value
                                 ----------  -----------  -----------  -----------

Due in One Year or Less          $3,995,000  $ 3,995,000  $ 1,156,000  $ 1,149,000
Due From One Year to Five Years   4,794,000    4,595,000    9,812,000    9,523,000
Mortgage-Backed Securities                -            -    1,910,000    1,867,000
                                 ----------  -----------  -----------  -----------

                                 $8,789,000  $ 8,590,000  $12,878,000  $12,539,000
                                 ==========  ===========  ===========  ===========


NOTE  C  -  LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within the Los Angeles Area of Southern California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are to some degree concentrated in those industries.


The  following  is  a  summary  of the components of loans at December 31, 1999:

                                   1999
                            -----------

Commercial Loans            $18,922,000
Real Estate - Construction    6,395,000
Real Estate - Other          24,132,000
Consumer                        591,000
                            -----------
                             50,040,000
Net Deferred Loan Costs          62,000
                            -----------

                            $50,102,000
                            ===========




The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                   1998     1999
                                               --------  -------

Recorded Investment in Impaired Loans          $258,000  $     -
                                               ========  =======

Related Allowance for Credit Losses            $ 84,000  $     -
                                               ========  =======

Average Recorded Investment in Impaired Loans  $242,000  $39,000
                                               ========  =======

Interest Income Recognized from Cash Payments  $ 12,000  $     -
                                               ========  =======


Loans having carrying value of $977,000 were transferred to other real estate owned in 1998. During 1998 loans totaling $1,434,000 were made to facilitate the sale of other real estate owned. During 1999, no loans were transferred to other real estate owned.


A  summary  of  changes  in  the  allowance  for  credit  losses  follows:

                                1999        1998
                           ----------  ----------

Balance, January 1         $ 733,000   $ 747,000
Provision for Loan Losses          -      56,000
Loans Charged Off           (189,000)   (194,000)
Recoveries                   309,000     124,000
                           ----------  ----------
Balance, December 31       $ 853,000   $ 733,000
                           ==========  ==========

NOTE  D  -  PREMISES  AND  EQUIPMENT


The following is a summary of the major components of premises and equipment at December 31, 1999:

                                                        1999
                                                -------------

Furniture, Fixtures and Equipment               $  1,435,000
Leasehold Improvements                               480,000
                                                -------------
                                                   1,915,000
Less Accumulated Depreciation and Amortization   ( 1,590,000)
                                                -------------

                                                $    325,000
                                                =============



The Bank has an operating lease commitment covering its banking premises. Minimum rental commitments under this and all other operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 1999 are as follows:


          2000  $  613,000
          2001     608,000
          2002     396,000
                ----------

                $1,617,000
                ==========

Rent expense was $528,000 and $523,000, for the years ended December 31, 1999 and 1998, respectively. Sublease rental income was $99,000 and $92,000 in 1999 and 1998, respectively.


NOTE  E  -  DEPOSITS

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

2000               $14,336,000
2001 through 2002      712,000
                   -----------

                   $15,048,000
                   ===========


NOTE  F  -  FEDERAL  HOME  LOAN  BANK  ADVANCE

At December 31, 1999, the Bank had a $1,875,000 advance from the Federal Home Loan Bank with no stated maturity and a current interest rate of 4.96%. The advance is secured by investment securities.


NOTE  G  -  INCOME  TAXES

The income tax provision (benefit) for the years ended December 31, 1999 and 1998 is comprised of the following:

                                         1999         1998
                                   -----------  -----------
Current Taxes:
   Federal                         $    9,000   $        -
   State                                3,000        3,000
                                   -----------  -----------
                                       12,000        3,000
Deferred                              175,000      239,000
Net Change in Valuation Allowance    (348,000)    (439,000)
                                   -----------  -----------

                                   $( 161,000)  $( 197,000)
                                   ===========  ===========


For federal income tax purposes, the Company has net operating loss carryforwards of approximately $3,672,000 which expire in 2008 - 2018. For state income tax purposes, the Company has incurred net operating loss carryforwards of approximately $1,508,000, which expire in 2000 - 2003, to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law. During 1999 and 1998, state net operating loss carryforwards of approximately $109,000 and $1,967,000 expired, respectively.


At December 31, 1999, the components of the net deferred tax asset are comprised of the following:

                                                                      1999
                                                           ----------------
Deferred Tax Assets:
    Allowance for Credit Losses Due to Tax Limitations     $       343,000
    Net Operating Loss and Tax Credit Carryforwards              1,503,000
    Premises and Equipment Due to Depreciation Difference           90,000
    Other Assets/Liabilities                                        60,000
                                                           ----------------
                                                                 1,996,000

Valuation Allowance                                           (  1,598,000)

Deferred Tax Liabilities:
    Other Assets/Liabilities                                  (     25,000)
                                                           ----------------
                                                              (     25,000)
                                                           ----------------

Net Deferred Assets                                        $       373,000
                                                           ================

The principal reasons for the difference between the federal statutory income tax rate of 34% in 1999 and 1998 and income tax expense (benefit) for the years ended December 31, 1999 and 1998 are as follows:

                                                          1999            1998
                                                 --------------  --------------

Tax Expense (Benefit) at Statutory Rate          $     164,000   $      84,000
State Franchise Tax Net of Federal Tax Benefit          31,000          14,000
Reduction of Valuation Allowance                   (   348,000)    (   439,000)
Expired State Net Operating Losses                       4,000         141,000
Other, Net                                         (    12,000)          3,000
                                                 --------------  --------------

Tax Expense (Benefit)                            $ (   161,000)  $(    197,000)
                                                 ==============  ==============

NOTE  H  -  EARNINGS  PER  SHARE  (EPS)

The following is a reconciliation of net income (loss) and shares outstanding to the income (loss) and number of share used to compute EPS:


                                              1999                 1998
                                ------------------   ------------------
                                Income    Shares     Income    Shares
                                --------  ---------  --------  ---------

Net Income (Loss) as Reported   $645,000             $445,000
Weighted Average Shares
   Outstanding During the Year            3,826,668            3,817,498
                                          ---------            ---------
      USED IN BASIC EPS          645,000  3,826,668   445,000  3,817,498
Dilutive Effect of Outstanding
   Stock Options                       -          -         -          -
                                --------  ---------  --------  ---------
      USED IN DILUTIVE EPS      $645,000  3,826,668  $445,000  3,817,498
                                ========  =========  ========  =========

The impact of stock options has been excluded from the computation of diluted EPS since their effect would be anti-dilutive.

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

The Company and the Bank are subject to pending or threatened legal actions that arise in the normal course of business. Based on current information, management is of the opinion that the disposition of all litigation will not have a material effect on the Company's consolidated financial statements.

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

The following is a summary of contractual or notional amounts of financial instruments with off balance sheet risk as of December 31, 1999.

                                     1999
                              -----------

Commitments to Extend Credit  $17,161,000
Letters of Credit                 451,000
                              -----------

                              $17,612,000
                              ===========


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

NOTE  J  -  STOCK  OPTION  PLAN

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


                                      Number of Shares
                                     -----------------
                                        1999               1998
                                  -----------  -----------------

Options Outstanding, January 1       408,956            128,030
Granted at Option Prices of:
   $3.75 in 1999                      83,500                  -
   $3.75 in 1998                           -            325,610
   $3.09 in 1997                           -                  -
Exercised                         (    9,200)        (    9,000)
Canceled                          (    6,360)         (  35,684)
                                  -----------  -----------------
Options Outstanding, December 31     476,896            408,956
                                  ===========  =================

At December 31, 1999 the weighted average exercise price was $3.63, the weighted average remaining contractual life was 8.3 years, and 108,235 options were exercisable at a weighted average price of $4.05.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free rates of 5.00% for 1999 and 4.5% for 1998; volatility of 31% for 1999 and 37% for 1998; and expected lives of ten years. The estimated fair value of options granted during 1999 and 1998 were $1.78 and $2.12 per share, respectively.

NOTE  J  -  STOCK  OPTION  PLAN  -  CONTINUED

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share for the year ended December 31, 1999 and 1998 would have been changed to the pro forma amounts indicated below:


                                               1999      1998
                                           --------  --------
Net Income (Loss) to Common Shareholders:
   As Reported                             $645,000  $445,000
   Pro Forma                               $499,000  $322,000

Per Share Data:
   Net Income (Loss) - Basic
      As Reported                          $   0.17  $   0.12
      Pro Forma                            $   0.13  $   0.08

   Net Income (Loss) - Diluted
      As Reported                          $   0.17  $   0.12
      Pro Forma                            $   0.13  $   0.08

NOTE  K  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

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

NOTE  K  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  -  CONTINUED

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

The estimated fair value of financial instruments at December 31 is summarized as follows (dollar amounts in thousands):


                                           1999
                                   -------------------------
                                   Carry Value   Fair Value
                                   ------------  -----------
Financial Assets:
   Cash and Due From Banks         $      7,991  $     7,991
   Federal Funds Sold              $      1,000  $     1,000
   Investment Securities           $     21,468  $    21,129
   Federal Home Loan and Federal
      Reserve Bank Stock           $        482  $       482
   Loans, Net                      $     49,249  $    49,096
   Cash Value of Life Insurance    $      1,559  $     1,559

Financial Liabilities:
   Deposits                        $     71,555  $    71,518
   Federal Home Loan Bank Advance  $      1,875  $     1,875

NOTE  L  -  REGULATORY  MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):



                                                        Amount of Capital Required
                                               ------------------------------------------------
                                               To Be Categorized as      To Be
                         Actual                Adequately Capitalized    Well-Capitalized
                         -------               ----------------------    ----------------------
                         Amount   Percentage   Amount      Percentage    Amount     Percentage
                         -------  -----------  ----------  -----------   ---------  -----------
AS OF DECEMBER 31, 1999
   Total Risk-Based      $10,157        15.3%  $    5,312         8.0%   $  6,639        10.0%
   Tier 1 Risk-Based     $ 9,327        14.1%  $    2,656         4.0%   $  3,984         6.0%
   Tier 1 Leverage       $ 9,327        10.9%  $    3,434         4.0%   $  4,293         5.0%



The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4.0% and 4.0%, respectively. Its total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets was 15.3%, 14.1%, and 10.9%, respectively, at December 31, 1999.

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4.0% and 4.0%, respectively. Its total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets was 15.3%, 14.1%, and 10.9%, respectively, at December 31, 1999.

NOTE  M  -  CONDENSED  FINANCIAL  INFORMATION  OF  PARENT  COMPANY  ONLY

Marathon Bancorp operates Marathon National Bank. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                                                December, 31
CONDENSED BALANCE SHEETS                               1999
                                               -------------
ASSETS
Cash in Marathon National Bank                 $     17,000
Investment in Marathon National Bank              9,128,000
Other Assets                                          2,000
                                               -------------
   TOTAL ASSETS                                $  9,147,000
                                               =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Expenses                               $     11,000
Shareholders' Equity
   Common Shares                                 13,654,000
   Accumulated Deficit                          ( 4,319,000)
   Accumulated Other Comprehensive Income       (   199,000)
                                               -------------
   TOTAL SHAREHOLDERS' EQUITY                     9,136,000
                                               -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  9,147,000
                                               =============




                                                                          Year Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS                                          1999            1998
                                                                    -------------  --------------
Dividend from Marathon National Bank                                $     20,000   $           -
Operating Expenses                                                   (    21,000)   (     21,000)
Equity in Undistributed Net Income (Loss) of Marathon National Bk        646,000         466,000
                                                                    -------------  --------------
   NET INCOME (LOSS)                                                $    645,000   $     445,000
                                                                    =============  ==============

                                                                          Year ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS                                          1999            1998
                                                                    -------------  --------------
OPERATING ACTIVITIES
Net Income (Loss)                                                   $    645,000   $     445,000
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by
   Operating Activities - Equity in Net Income (Loss)
   of Marathon National Bank                                         (  666,000)    (    466,000)
Net Change in Other Assets and Other Liabilities                     (    10,000)   (     18,000)
                                                                    -------------  --------------
   NET CASH USED BY OPERATING ACTIVITIES                             (    31,000)   (     39,000)
INVESTING ACTIVITIES
Dividend from Marathon National Bank                                      20,000               -
Investment in Marathon National Bank                                           -
                                                                    -------------  -------------
   NET CASH USED BY INVESTING ACTIVITIES                                  20,000               -
FINANCING ACTIVITIES
Proceeds from Exercise of Stock Options                                   24,000          23,000
Proceeds from Issuance of Common Shares                                        -               -
                                                                    -------------  --------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                              24,000          23,000
                                                                    -------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          13,000    (     16,000)
Cash and Cash Equivalents at Beginning of Year                             4,000          20,000
                                                                    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $     17,000   $       4,000
                                                                    =============  ==============

INDEPENDENT  AUDITORS'  REPORT


The  Board  of  Directors  and  Shareholders
Marathon  Bancorp

We have audited the accompanying consolidated balance sheet of Marathon Bancorp and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the two years ended December 31, 1999. These consolidated financial statements are the responsibility of the Marathon Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marathon Bancorp and Subsidiary as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/  VAVRINEK, TRINE, DAY & CO. LLP

Laguna  Hills,  California
January  18,  2000

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

                                PART III
                                -------


ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

     DIRECTORS:
                                                                                               DIRECTOR
NAME                            POSITION WITH COMPANY                                          SINCE
------------------------------  -------------------------------------------------------------  --------
Nikolas Patsaouras (1) (2) (3)  Chairman of the Board of the Company and Bank                      1982
Robert Abernethy (2)            Director                                                           1983
Craig D. Collette(3)            President and Chief Executive Officer of the Company and Bank      1997
Frank W. Jobe, M.D.             Director                                                           1985
C. Thomas Mallos (1) (2) (3)    Director                                                           1982
Robert l. Oltman  (1) (2) (3)   Director                                                           1982
Ann Pappas (1) (2) (3)          Director                                                           1982


(1)     Member  of  the  Audit  Committee
(2)     Member  of  the  Executive  and  Compensation  Committee.
(3)     Member  of  the  Loan  Committee.


     EXECUTIVE  OFFICERS  OF  THE  COMPANY  AND  THE  BANK  WERE:

NAME               POSITION                                                                   AGE
-----------------  -------------------------------------------------------------------------  ---
Craig D. Collette  President and Chief Executive Officer of the Company and Bank               57
Timothy J. Herles  Executive Vice President and Senior Credit Officer of the Bank              58
Howard J. Stanke   Executive Vice President, Chief Financial Officer of the Company and Bank   51
Adrienne Caldwell  Executive Vice President, Operations Administration of the Bank             57

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

     HOWARD J. STANKE has been Executive Vice President /Chief Financial Officer of the Company and Bank since June 9, 1997. Mr. Stanke was previously Executive Vice President/Chief Financial Officer of TransWorld Bancorp and TransWorld Bank for approximately 19 years.

     ADRIENNE CALDWELL has been Executive Vice President-Operations Administration of the Bank since March 1986.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     The following table sets forth a comprehensive overview of the compensation of the Bank's executive officers with salary and bonus exceeding $100,000 during the fiscal year ended December 31, 1999. Comparative data is also provided for the previous three fiscal years.


(a)                                (b)   (c)       (d)     (e)     (f)      (g)       (h)       (I)
                                                           Other
                                                           Annual  Restricted                   All Other
             Name and                                      Compen-   Stock              LTIP      Compen
            Principal                     Salary   Bonus   sation   Award(s) Options/  Payouts    sation
            Position               Year     ($)     ($)    ($)(1)     ($)     SARs       ($)       ($)
---------------------------------  ----  --------  ------  ------  ---------  ------   -------  ---------

Craig D. Collette (3)              1999  $173,102  $    0  $8,400       0     11,000       0    $  72,069(2)
President and                      1998  $171,602  $    0  $8,400       0      5,000       0    $   5,199
Chief Executive Officer            1997  $160,714  $    0  $7,700       0     30,000       0    $   1,238
Of the Company and the Bank

Timothy J. Herles                  1999  $104,304  $4,000  $8,400       0      8,000       0    $   4,539
Executive Vice President and       1998  $101,089  $    0  $8,400       0     34,184       0    $   4,177
Chief Credit Officer of the Bank   1997  $ 96,372  $    0  $8,400       0     15,000       0    $   2,525

Howard J. Stanke (4)               1999  $ 94,682  $4,000  $7,200       0      8,000       0    $   3,168
Executive Vice President and       1998  $ 88,409  $    0  $7,200       0          0       0    $   2,852
Chief Financial Officer of the     1997  $ 49,803  $    0  $4,200       0     15,000       0    $     304
Company and Bank

(1)     These  amounts  represent  the  automobile  allowance
(2)     This  amount  includes $66,870 of vested benefits in Mr. Collette's salary continuation plan.
(3)     Mr.  Collette  commenced  employment  on  January  22,  1997.
(4)     Mr.  Stanke  commenced  employment  on  June  1,  1997.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

     Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of the Company's common stock, except as set forth in the table below. The following table sets forth, as of March 6, 2000, the number and percentage of shares of the Company's outstanding common stock beneficially owned, directly or indirectly, by each of the Company's directors and named officers and by the directors and named officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment powers. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

            Common  Stock  Beneficially  Owned  as  of
            March  6,  2000
                                          Number of        Percent Of
Name of Beneficial Owner                  Shares           Class
----------------------------------------  ---------        ----------

Directors and Named Executive Officers:
----------------------------------------
Nikolas Patsaouras                           50,693   (1)         1.3
Robert J. Abernethy                         115,234   (2)         2.9
Craig D. Collette                            73,723   (3)         1.9
Frank W. Jobe, M.D.                          80,188   (4)         2.0
C. Thomas Mallos                             57,813   (5)         1.5
Robert L. Oltman                            200,857   (6)         5.1
Ann Pappas                                   69,946   (7)         1.8
Timothy J. Herles                            19,533   (8)         0.5
Howard J. Stanke                             18,500   (9)         0.5
Adrienne Caldwell                            11,789  (10)         0.3

Total for all directors, named
executive officers and all
executive officers (numbering 10)           698,276  (11)        17.8

Principal Shareholder:
----------------------------------------
Oppenheimer-Spence Financial
Services Partnership L.P.                   224,897  (12)         5.9

(1) Mr. Patsaouras has shared voting and investment powers as to 37,500 of these shares. The amount includes 12, 783 shares acquirable by the exercise of stock options.
(2) The amount includes 7,935 shares acquirable by exercise of stock options.
(3) Mr. Collette has shared voting and investment powers as to 72,723 shares. The amount includes 1,000 shares acquirable by exercise of stock options.
(4) The amount includes 5,998 shares acquirable by exercise of stock options.
(5) Mr. Mallos has shared voting and investment powers as of 45,108 of these shares. The amount includes 9,935 shares acquirable by exercise of stock options.
(6) Mr. Oltman has shared voting and investment powers as to 179,424 of these shares. The amount includes 9,935 shares acquirable by exercise of stock options. His address is c/o Marathon Bancorp, 11150 West Olympic Boulevard, Los Angeles, California 90064.
(7) Ms. Pappas has shared voting and investment powers as to 59,896 of these shares. The amount includes 9,935 shares acquirable by exercise of stock options.
(8) Mr. Herles has shared voting and investment powers as to 1,184 of these shares. The amount includes 18,349 shares acquirable by exercise of stock options.
(9)     Mr.  Stanke has shared voting and investment powers as to 18,500 shares.
(10)    These  shares  are  acquirable  by  exercise  of  stock  options.
(11) This amount includes 93,659 shares acquirable by exercise of stock options within 60 days of March 6, 2000.
(12) The Schedule 13D filing by the partnership indicates that it has sole voting power and sole dispositive power of all of these shares. The business address of the partnership is 119 West 57th Street, New York, New York 10019.


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


     (B)  REPORTS  ON  FORM  8-K
          ----------------------

          N/A

     (C)  EXHIBITS
          --------

         See  Exhibit  Index  at  Page  48  this  Form  10-KSB.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2000.

                                        MARATHON  BANCORP  (Registrant)

                                        Howard  J.  Stanke
                                        ------------------
                                        Howard  J.  Stanke
                                        Chief  Financial  Officer

     `Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                    DATE
-------------------  ---------------------   -----


Nikolas Patsaouras   Chairman of the Board   March 20, 2000
-------------------
Nikolas Patsaouras


Craig D. Collette    Director and President  March 20, 2000
-------------------  and CEO
Craig D. Collette


C. Thomas Mallos     Director                March 20, 2000
-------------------
C. Thomas Mallos


Robert J. Abernethy  Director                March 20, 2000
-------------------
Robert J. Abernethy

                     Director                March 20, 2000
-------------------
Frank W. Jobe, M.D.


Robert L. Oltman     Director and Secretary  March 20, 2000
-------------------
Robert L. Oltman


Ann Pappas           Director                March 20, 2000
-------------------
Ann Pappas


                             EXHIBIT INDEX
                             --------------

EXHIBIT NO.        DESCRIPTION                                    PAGE
---------------    -------------------------------------------    --------

10.                Salary Continuation Plan                       46

21.                Subsidiaries of Company                        56

23.                Consent of Vavrinek, Trine, Day & Co LLP       57

27.                Financial Data Schedule


                             MARATHON NATIONAL BANK
                     INCENTIVE SALARY CONTINUATION AGREEMENT


THIS AGREEMENT is made this __ day of _____________, by and between MARATHON NATIONAL BANK, a national banking association located in Los Angeles, California (the "Company") and _________________(the "Executive").

                                  INTRODUCTION

     To encourage the Executive to remain an employee of the Company, the Company is willing to provide salary continuation benefits with an incentive deferral opportunity to the Executive. The Company will pay the benefits from its general assets.

                                    AGREEMENT

     The  Executive  and  the  Company  agree  as  follows:

                                    ARTICLE 1
                                   DEFINITIONS

     Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

     1.1 "Change of Control" means the transfer of shares of the Company's voting common stock such that one entity or one person (or persons considered to be one person or one entity under Section 318 of the Code) acquires more than 50 percent of the Company's outstanding voting common stock; or, if there is replacement, at any one time, of fifty percent (50%) or more of the members of the Company's Board of Directors.

1.2  "Code"  means  the  Internal  Revenue  Code  of  1986,  as  amended.

     1.3  "Company"  means  Marathon National Bank, its holding company Marathon
Bancorp,  and  any  direct  or  indirect  subsidiary  of  either  of  them.

     1.4 "Disability" means, if the Executive is covered by a Company sponsored disability policy, total disability as defined in such policy without regard to any waiting period. If the Executive is not covered by such a policy, Disability means the Executive suffering a sickness, accident or injury which, in the judgement of a physician satisfactory to the Company, prevents the Executive from performing substantially all of the Executive's normal duties for the Company. As a condition to receive any Disability benefits, the Company may require the Executive to submit to such physical or mental evaluations and tests as the Company's Board of Directors deems appropriate.

     1.5 "Early Termination" means the Termination of Employment before Normal Retirement Age for reasons other than death, Disability, Termination for Cause or following a Change of Control.

     1.6"Vesting"    means annual benefit accrual per year contingent in meeting
ROA  and  ROE  goals.

    1.7 "Early Termination Date" means the month, day and year in which Early Termination occurs.

     1.8 "Effective  Date"  means  _______________.

     1.9 "Extraordinary Items" means those items of income and expenses that are recognized by Generally Accepted Accounting Principles as extraordinary. Examples of such items are income and expense items arising from stock redemptions, mergers, acquisitions, stock splits and other similar events. The Company's Board of Directors, in its sole discretion, may designate other items of income or expense as extraordinary.

1.10     "Normal  Retirement  Age"  means  the  Executive's  65th  birthday.

1.11 "Normal Retirement Date" means the later of the Normal Retirement Age or Termination of Employment.

1.12 "Plan Year" means a twelve-month period commencing on January 1st and ending on December 31st of each year. The initial Plan Year shall commence on the effective date of this Agreement.

1.13 "Return On Assets" means the Company's after tax income at the end of the most recent fiscal year, adjusted for Extraordinary Items, divided by the Company's average assets for the fiscal year, as determined by the Company's independent auditor based upon certified financial statements for the pertinent year.

1.14 "Return on Equity" means the Company's after-tax net income at the end of the most recent fiscal year, adjusted for Extraordinary Items, divided by the prior year-end capital or equity position.

1.15    "Termination  for  Cause"  See  Section  6.1.

     1.16 "Termination of Employment" means that the Executive ceases to be employed by the Company for any reason whatsoever. The Executive shall not be considered to have a Termination of Employment during the term of a leave of absence approved by the Company. For purposes of this Agreement, if there is a dispute over the employment status of the Executive or the date of the Executive's Termination of Employment, the Company's Board of Directors shall have the sole and absolute right to resolve the dispute.

                                    ARTICLE 2
                                    INCENTIVE

The Return On Assets (the "ROA") and the Return On Equity (the "ROE") determined as of December 31 of each Plan Year shall determine whether the Executive receives an Annual Vested Benefit for the Plan Year, which determines the increase, if any, for the Plan Year to the Executive's Total Vested Benefit (defined as the total of the Annual Vested Benefit for all Plan Years). In order for the Executive to vest in the Annual Accrued Benefit Amount set forth on Schedule A attached hereto, the Company must achieve at least a one percent (1%) ROA and at least a ten percent (10%) ROE in that Plan Year. Therefore, if in a Plan Year, the Company's ROA is 1% and if the Company's ROE is 10%, the Executive will vest in the Annual Accrued Benefit Amount for the Plan Year, which amount becomes the Annual Vested Benefit and increases the Total Vested Benefit. If in a Plan Year, the Company's ROA is less that 1% or the Company's ROE is less than 10%, there will be neither an Annual Vested Benefit nor an increase in the Total Vested Benefit: however, the Annual Accrued Benefit Amount becomes the Annual Unvested Benefit for the Plan Year.

                                    ARTICLE 3
                                LIFETIME BENEFIT

     3.1 Normal Retirement Benefit. Upon Termination of Employment on or after Normal Retirement Age for reasons other than death, the Company shall pay to the Executive the benefit described in this Section 3.1 in lieu of any other benefit under this Agreement.

3.1.1 Amount of Benefit. The benefit under this Section 3.1 is the Executive's Total Vested Benefit at the Executive's Normal Retirement Date. The
     lump-sum amount of such Total Vested Benefit shall be converted to an annual benefit amount (up to $_______per year) in the form of a 10-year fixed annuity, crediting interest on the unpaid balance of the Total Vested Benefit at an annual rate of __ percent, compounded monthly.

3.1.2 Payment of Benefit. The Company shall pay the annual benefit amount to Executive each year for a period of 10 years in 12 equal monthly installments on the first day of each month commencing with the month following the Executive's Normal Retirement Date.

3.1.3 Benefit Increases. On the first anniversary of the first benefit payment, and on each subsequent anniversary thereof, the Company's Board of Directors, in its sole discretion, may increase the amount (but not the term) of future  benefit  payments.

     3.2 Early Termination Benefit. Upon Early Termination, the Company shall pay to the Executive the benefit described in this Section 3.2 in lieu of any other benefit under this Agreement.

3.2.1 Amount of Benefit. The benefit under this Section 3.2 is the Executive's Total Vested Benefit at the Executive's Early Termination Date. The
     lump-sum amount of such Total Vested Benefit shall be converted to an annual benefit amount (less than $_______per year) in the form of a 10-year fixed annuity commencing at the Executive's Normal Retirement Age, crediting interest on the unpaid balance of the Total Vested Benefit at an annual rate of __ percent, compounded monthly.

     3.2.2 Payment of Benefits. The Company shall pay the Early Termination annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following the Executive's Normal Retirement Age. The annual benefit shall be paid to the Executive for 10 years.

     3.2.3 Benefit Increases. Benefit payments may be increased as provided in Section 3.1.3.

     3.3 Disability Benefit. If the Executive terminates employment due to Disability prior to Normal Retirement Age, the Company shall pay to the Executive the benefit described in this Section 3.3 in lieu of any other benefit under this Agreement.

3.3.1 Amount of Benefit. The benefit under this Section 3.3 is the Executive's Total Vested Benefit at the time of Termination of Employment plus the total of the Annual Unvested Benefit, if any, from prior years. The lump-sum amount of such Total Vested Benefit plus Annual Unvested Benefit, if any, shall be converted to an annual benefit amount (less than $______ per year)
     in the form of an immediate 10-year fixed annuity, crediting interest on the unpaid balance of the Total Vested Benefit at an annual rate of __ percent, compounded monthly.

3.3.2 Payment of Benefit. The Company shall pay the Disability annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following Termination of Employment.
     The  annual  benefit  shall  be  paid  to  the  Executive  for  10  years.


3.3.3       Benefit  Increases.   Benefit  payments may be increased as provided
in  Section  3.1.3.

     3.4 Change of Control Benefit. Upon a Change of Control, the Company shall pay to the Executive the benefit described in this Section 3.4 in lieu of any other benefit under this Agreement.

3.4.1 Amount of Benefit. The benefit under this Section 3.4 is the annual amount of ______________Dollars ($______) payable for 10 years.

3.4.2 Payment of Benefits. The Company shall pay the Change of Control annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following Termination of Employment. The annual benefit shall be paid to the Executive for 10 years.

3.4.3 Benefit Increases. Benefit payments may be increased as provided in Section 3.1.3.

     3.5 Excess Parachute Payment. Notwithstanding anything herein to the contrary, the Executive can opt to have the Company not make some benefit payments hereunder to the extent such benefit payments would constitute an excess parachute payment under the provisions of Section 280G of the Code.

                                    ARTICLE 4
                                 DEATH BENEFITS

     4.1 Death During Active Service. If the Executive dies while in the active service of the Company, the Company shall pay to the Executive's beneficiary the benefit described in this Section 4.1. This benefit shall be paid in lieu of the benefits under Article 3.

4.1.1     Amount  of Benefit.   The annual benefit under this Section 4.1 is the
annual  amount  of  _______________Dollars  ($______)  payable  for  10  years.

4.1.2 Payment of Benefits. The Company shall pay the annual benefit to the Executive's beneficiary in 12 equal monthly installments payable on the first day of each month commencing with the month following Termination of Employment.
     The  annual  benefit  shall  be  paid  for  10  years.

4.1.3     Benefit  Increase.  Benefit  payments  may be increased as provided in
Section  3.1.3.

     4.2 Death During Benefit Period. If the Executive dies after the benefit payments have commenced under Article 3 of this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

     4.3 Death After Termination of Employment But Before Benefit Payments Commence. If the Executive is entitled to benefits payments under this Agreement, but dies after Termination of Employment and prior to the commencement of said benefit payments, the Company shall pay the benefit payments to the Executive's beneficiary that the Executive was entitled to prior to death, except that the benefit payments shall commence on the first day of the month following the date of the Executive's death.

                                    ARTICLE 5
                                  BENEFICIARIES

     5.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Company. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Company during the Executive's lifetime. If the Executive is married at the time any benefit accrues under this Agreement, the designation of anyone other than the Executive's spouse as beneficiary with respect to such benefit shall not be effective without the spouse's written consent. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved prior to the commencement of benefits to the beneficiary. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

     5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incapacitated, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incapacitated person or incapable person. The Company may require proof of incapacity, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                    ARTICLE 6
                               GENERAL LIMITATIONS


     6.1  Termination  for  Cause.    Notwithstanding  any  provision  of  this
Agreement to the contrary, the Company shall not pay any benefit under this Agreement if the Company terminates the Executive's employment for:

(a)     Gross  negligence  or  gross  neglect  of  duties;

(b) Commission of a felony or of a gross misdemeanor involving moral turpitude; or

(c) Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Executive's employment and resulting in an adverse effect on the Company.

     6.2 Suicide or Misstatement. The Company shall not pay any benefit under this Agreement if the Executive commits suicide within two years after the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance on the life of Executive purchased by the Company that results in the policy proceeds not being paid to the Company.

                                    ARTICLE 7
                          CLAIMS AND REVIEW PROCEDURES

     7.1 Claims Procedure. The Company shall notify any person or entity that makes a claim under this Agreement (the "Claimant") in writing, within 90 days of Claimant's written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of this Agreement's claim review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional 90 days.

     7.2 Review Procedure. If the Claimant is determined by the Company not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within 60 days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle him or her to benefits or to greater or different benefits. Within 60 days after receipt by the Company of the petition, the Company shall afford the Claimant (and counsel, if any) an opportunity to present his or her position to the Company verbally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the 60-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the 60-day period is not sufficient, the decision may be deferred for up to another 60 days at the election of the Company, but notice of this deferral shall be given to the Claimant. The Company shall have sole authority to decide all such matters, and the Company's final decision on any and all such matters shall be binding on all persons.

                                    ARTICLE 8
AMENDMENTS  AND  TERMINATION

     This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

Notwithstanding the previous paragraph in this Article 8, the Company may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Executive prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Company (other than the financial impact of paying the benefits), to the extent necessary to prevent such consequences.

                                    ARTICLE 9
                                  MISCELLANEOUS

     9.1     Binding  Effect.       This  Agreement shall bind the Executive and
the Company, and their beneficiaries, survivors, executors, successors, administrators and transferees.

     9.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     9.3     Non-Transferability.     Benefits  under  this  Agreement cannot be
sold,  transferred,  assigned,  pledged,  attached  or encumbered in any manner.

     9.4 Reorganization. The Company shall not merge or consolidate into or with another company, or reorganize , or sell substantially all of its assets to another company, firm, or person unless such succeeding or continuing company, firm, or person agrees to assume and discharge the obligations of the Company under this Agreement. Upon the occurrence of such event, the term "Company" as used in this Agreement shall be deemed to refer to the successor or survivor company.

9.5 Tax Withholding.   The Company shall withhold any taxes that are required to
be  withheld  from  the  benefits  provided  under  this  Agreement.

9.6 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of California, except to the extent preempted by the laws of the United States of America.

9.7 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Company to which the Executive and beneficiary have no preferred or secured claim.

9.8 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

9.9 Administration. The Company shall have the exclusive right to exercise all powers that are necessary or appropriate to administer this Agreement, including but not limited to:

(a)     Interpreting  the  provisions  of  the  Agreement;

(b)     Establishing  and  revising  the method of accounting for the Agreement;

(c)     Maintaining  a  record  of  benefit  payments;  and

(d) Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

9.10 Named Fiduciary. The Company shall be the named fiduciary and plan administrator under this Agreement. It may delegate to others certain aspects of the management and operational responsibilities including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     IN WITNESS WHEREOF, the Executive and the Company have signed this Agreement.




EXECUTIVE:                                    COMPANY:

                                              MARATHON  NATIONAL  BANK

___________________________________          By_____________________________

                                          Title ____________________________


                             BENEFICIARY DESIGNATION

                             MARATHON NATIONAL BANK
                     INCENTIVE SALARY CONTRIBUTION AGREEMENT

I  designate  the  following  as  beneficiary  of  any death benefits under this
Agreement:

Primary:________________________________________________________________________
________________________________________________________________________________

Contingent:_____________________________________________________________________
________________________________________________________________________________

NOTE: TO NAME A TRUST AS BENEFICIARY, PLEASE PROVIDE THE NAME OF THE TRUSTEE(S) AND THE EXACT NAME AND DATE OF THE TRUST AGREEMENT.
          -----

I understand that I may change these beneficiary designations by filing a new written designation with the Company. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary and our marriage is subsequently dissolved.

I  certify  that  I  presently  am  married/not  married  [STRIKE  ONE].


Signature  __________________________________________

Date  _______________________________________________


Consent  of  Spouse:

I  consent  to  the  payment  of  death  benefits  in  accordance with the above
beneficiary   designation.



Spouse's  Signature  __________________________________

Date  ________________________________________________



Accepted  by  the  Company this _____________ day of  ___________________, 2000.


By  ________________________________________

Title  ______________________________________


Acknowledgement  of  Spouse's  Signature


STATE  OF  CALIFORNIA                    )

                                         )       SS.

COUNTY  OF  __________________           )


            On ___________________, 2000 before me, _____________________ Notary
Public,  personally  appeared  ___________________________________,  personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument and acknowledged to me that she/he executed the same in her/his authorized capacity, and that by her/his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

     Witness  my  hand  and  official  seal.



_______________________________________________
Notary  Public

                                   SCHEDULE A


                             MARATHON NATIONAL BANK
                     INCENTIVE SALARY CONTRIBUTION AGREEMENT

       CUMULATIVE  ANNUAL
       ----------  -------
       ACCRUED     ACCRUED          ANNUAL   TOTAL    ANNUAL
       ----------  -------          -------  -------  --------
PLAN   BENEFIT     BENEFIT          VESTED   VESTED   UNVESTED
       ----------  -------          -------  -------  --------
YEAR   AMOUNT      AMOUNT   ROA     BENEFIT  BENEFIT  BENEFIT
-----  ----------  -------  ------  -------  -------  --------
1               0        0
       ----------  -------
2               0        0
       ----------  -------
3               0        0
       ----------  -------
4               0        0
       ----------  -------
5               0        0
       ----------  -------
6               0        0
       ----------  -------
7               0        0
       ----------  -------
8               0        0
       ----------  -------
9               0        0
       ----------  -------
10              0        0
       ----------  -------

TOTAL  ----------  -------  ------   -------- -------  --------


The Total Vested Benefit is a cumulative total of the Annual Vested Benefit and the Annual Deferred Bonus
The blanks in this schedule are for the Company's use in tracking the benefit for each Plan Year

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

                                   EXHIBIT 23.



INDEPENDENT  AUDITORS'  CONSENT


Board  of  Directors  and  Shareholders
Marathon  Bancorp
Los  Angeles,  California

We consent to the incorporation by reference in the Registration Statement of Marathon Bancorp on Form S-8 of our report dated January 18, 2000, on our audit of the consolidated balance sheet of Marathon Bancorp as of December 31, 1999, and the related consolidated statements of operations, changes in stockholder'' equity and cash flows for each of the two years in the period ended December 31, 1999, which report is incorporated by reference in the 1999 Annual Report on Form 10-KSB.



/s/ Vavrinek,  Trine,  Day  &  Co.,  LLP

March  22,  2000
Laguna  Hills,  California