Form 10QSB
period 2000-03-31
MARATHON BANCORP
filed 2000-05-10
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

      For  the  quarterly  period  ended        MARCH  31,  2000
                                           ------------------------

                                      OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  transition  period  from  _______  to  _________

             Commission  file  number                 0-12510
                                           ---------------------


                                     MARATHON  BANCORP
            -------------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California                  95-3770539
------------------------------------------        ------------------------------
(State  or other jurisdiction of incorporation)  (I.R.S. Employer Identification
                                                  No.)

11150  West  Olympic  Boulevard,  Los  Angeles,  CA          90064
----------------------------------------------------         --------------
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

      As of May 1, 2000, there were 3,837,019 shares of no par Common Stock issued and outstanding.

Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary

                                                                                  MARCH 31,       December 31,
                                                                               ----------------  --------------
ASSETS                                                                               2000             1999
                                                                               ----------------  --------------

Cash and Due From Banks                                                        $     4,415,000   $   7,891,000
Federal Funds Sold                                                                   6,760,000       1,000,000
                                                                               ----------------  --------------
        TOTAL CASH AND CASH EQUIVALENTS                                             11,175,000       8,891,000
Interest-Bearing Deposits With Financial Institutions                                  100,000         100,000
Investment Securities:
   Securities Available for Sale                                                     6,049,000       8,590,000
   Securities Held to Maturity (approximate market value:2000-$12,412,000;          12,816,000      12,878,000
     1999 - $12,539,000)
                                                                               ----------------  --------------
        TOTAL INVESTMENT SECURITIES                                                 18,865,000      21,468,000
Federal Home Loan and Federal Reserve Bank stock, at cost                              485,000         482,000
Loans                                                                               54,725,000      50,102,000
   Less Allowance for Credit Losses                                             (      887,000)   (    853,000)
                                                                               ----------------  --------------
       NET LOANS                                                                    53,838,000      49,249,000
Premises and Equipment                                                                 306,000         325,000
Cash Surrender Value of Life Insurance                                               3,531,000       1,559,000
Accrued Interest and Other Assets                                                    1,090,000       1,045,000
                                                                               ----------------  --------------
       TOTAL ASSETS                                                            $    89,390,000   $  83,119,000
                                                                               ================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                  $    28,223,000   $  27,529,000
   Interest-Bearing Demand                                                           3,776,000       3,130,000
   Money Market and Savings                                                         28,984,000      25,848,000
   Time Deposits                                                                    18,551,000      15,048,000
       TOTAL DEPOSITS                                                               79,534,000      71,555,000
Accrued Interest and Other Liabilities                                                 600,000         553,000
Federal Home Loan Bank Advance                                                               -       1,875,000
                                                                               ----------------  --------------
       TOTAL LIABILITIES                                                            80,134,000      73,983,000
Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      3,837,019 and 3,830,019 Shares Issued and Outstanding at March 31, 2000
     and December 31, 1999, respectively                                            13,672,000      13,654,000
   Accumulated Deficit                                                           (   4,174,000)    ( 4,319,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses) on Available-for-Sale Securities                            (     242,000)    (   199,000)
                                                                               ----------------  --------------
       TOTAL SHAREHOLDERS' EQUITY                                                    9,256,000       9,136,000
                                                                               ----------------  --------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    89,390,000   $  83,119,000
                                                                               ================  ==============

Consolidated  Statements  of  Operations
Marathon  Bancorp  and  Subsidiary


                                                                   Three Months Ended
                                                                          March 31,
                                                                  --------------------
                                                                         2000              1999
                                                          --------------------  ----------------
INTEREST INCOME
    Interest and Fees on Loans                               $      1,143,000     $     871,000
    Interest on Investment Securities - Taxable                       284,000           251,000
    Other Interest Income                                              88,000            66,000
                                                          --------------------  ----------------
       TOTAL INTEREST INCOME                                        1,515,000         1,188,000
INTEREST EXPENSE
    Interest on Demand Deposits                                         8,000             8,000
    Interest on Money Market and Savings                              242,000           182,000
    Interest on Time Deposits                                         239,000           148,000
    Other Interest Expense                                              1,000                 -
                                                          --------------------  ----------------
       TOTAL INTEREST EXPENSE                                         490,000           338,000
NET INTEREST INCOME                                                 1,025,000           850,000
Provision for Credit Losses                                            30,000                 -
                                                          --------------------  ----------------
       NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES                                 995,000           850,000
NONINTEREST INCOME
    Service Charges and Fees on Deposits                               62,000            76,000
    Dividends on Cash Surrender Value of Life Insurance                43,000            21,000
    Other Noninterest Income                                           24,000            21,000
                                                          --------------------  ----------------
       TOTAL NONINTEREST INCOME                                       129,000           118,000
NONINTEREST EXPENSE
    Salaries and Employee Benefits                                    501,000           420,000
    Occupancy Expenses                                                137,000           132,000
    Furniture and Equipment                                            27,000            29,000
    Professional Services                                              23,000            26,000
    Business Promotion and Donations                                   16,000            21,000
    Stationery and Supplies                                            13,000            14,000
    Data Processing Services                                          131,000           115,000
    Messenger and Courier Services                                     20,000            19,000
    Insurance and Assessments                                          37,000            33,000
    Legal Fees and Costs                                               12,000            45,000
    Net Operating Cost of Other Real Estate Owned                           -        (    1,000)
    Other Expenses                                                     64,000            58,000
                                                          --------------------  ----------------
       TOTAL NONINTEREST EXPENSE                                      981,000           911,000
GAIN (LOSS) BEFORE INCOME TAXES                                       143,000            57,000
Income Taxes (Benefit)                                              (   2,000)       (    5,000)
                                                          --------------------  ----------------
       NET INCOME (LOSS)                                      $       145,000      $     62,000
                                                          ====================  ================
Per Share Data:
       Net Income (Loss) - Basic                              $          0.04      $       0.02
       Net Income (Loss) - Diluted                            $          0.04      $       0.02

Return on Average Assets                                                 0.68%             0.34%
Return on Average Equity                                                 6.32%             2.90%




Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary

                                                                                  Three Months Ended March 31,
                                                                                    2000                1999
                                                                              -----------------  ------------------
   Net Income                                                                   $      145,000     $        62,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
       by Operating Activities:
         Depreciation and Amortization                                                  30,000              32,000
         Provision for Credit Losses                                                    30,000                   -
         Net Amortization of Premiums and Discounts on Investment Securities            83,000               9,000
         Net Change in Deferred Loan Origination Fees                                   55,000               3,000
         Net Increase in Cash Surrender Value of Life Insurance                  (      37,000)                  -
         Net Change in Accrued Interest, Other Assets and Other Liabilities      (      84,000)     (        6,000)
                                                                              -----------------  ------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                  222,000             100,000

INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with
      Financial Institutions                                                                 -                   -
   Purchases of  Available-for-Sale Securities                                   (   3,492,000)     (    2,512,000)
   Purchases of Held-to-Maturity Securities                                                  -      (      902,000)
   Proceeds from Maturities of Available-for-Sale Securities                         6,052,000           3,000,000
   Proceeds from Maturities of Held-to-Maturity Securities                                   -           3,489,000
   Purchase of Federal Home Loan & Federal Reserve Bank Stock                                -      (       13,000)
   Net Change in Loans                                                           (   4,674,000)     (    3,616,000)
   Purchase of Life Insurance                                                    (   1,935,000)                  -
   Purchases of Premises and Equipment                                           (      11,000)     (       63,000)
                                                                              -----------------  ------------------
         NET CASH USED BY INVESTING ACTIVITIES                                   (   4,060,000)     (      617,000)

FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings                           4,476,000           1,273,000
   Net Change in Time Deposits                                                       3,503,000      (    1,800,000)
   Payback of Federal Home Loan Bank Advance                                     (   1,875,000)                  -
   Proceeds from Exercise of Stock Options                                              18,000              16,000
                                                                              -----------------  ------------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             6,122,000      (      511,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,284,000      (    1,028,000)
Cash and Cash Equivalents at Beginning of Year                                       8,891,000           9,249,000
                                                                              -----------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   11,175,000     $     8,221,000
                                                                              =================  ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                                $      570,000     $       355,000
   Income Taxes Paid                                                            $        4,000     $             -



Consolidated  Statement  of  Equity
Marathon  Bancorp  and  Subsidiary

                                                                                             Accumulated
                                      Common Shares                                            Other
                                 ----------------------   Comprehensive    Accumulated      Comprehensive
                                 Shares          Amount       Income         Deficit            Income          Total
                                 ------          ------       ------         -------           ------          -----

BALANCE, January 1, 2000       3,830,019  $13,654,000                    $(  4,319,000)  $ (     199,000)  $   9,136,000

Exercise of Stock Options          7,000       18,000                                                             18,000

COMPREHENSIVE INCOME:
  Net Income                                           $       145,000         145,000                           145,000
  Net Change in Unrealized
    Gain (Loss) on Available-
    for-Sale Securities                                 (       43,000)                   (       43,000)   (     43,000)
                                                       ----------------

TOTAL COMPREHENSIVE INCOME                             $       102,000
                                                       ================

BALANCE, MARCH 31, 2000        3,837,019  $13,672,000                    $(  4,174,000)  $ (     242,000)  $   9,256,000
                               =========  ===========                    ==============  ================  ==============


NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION  AND  MANAGEMENT  REPRESENTATIONS
The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 2000 and December 31, 1999, results of operations and changes in cash flows for the three-month period ended March 31, 2000 and 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 2000.

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

Accordingly, the basic weighted average number of shares used to compute the net income per share were 3,833,327 and 3,823,619 respectively for the three-month period ended March 31, 2000 and March 31, 1999. There was no dilution to change the basic average number of shares, therefore the diluted EPS was the same.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The following discussion is intended to provide additional information about Marathon Bancorp (the Company), its financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements. Since Marathon National Bank (the Bank) represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB.

FINANCIAL  HIGHLIGHTS  OVERVIEW

Marathon Bancorp recorded a first quarter profit increase for the fourth consecutive year. Net income of $145,000 for the first quarter of 2000 compares to $62,000 for first quarter of 1999, $11,000 for the first quarter of 1998 and a loss in the first quarter of 1997. Per share earnings were $0.04 for March 31, 2000 compared to $0.02 for March 31, 1999.

At March 31, 2000 total assets were $89,390,000 an increase over year-end of 7.5%. Total loans were $54,725,000, an increase of 9.2% and deposits increased 11.2% to $79,534,000.

RESULTS  OF  OPERATIONS

Net  Interest  Income

Net interest income before provision for credit losses increased 21% or $175,000 when comparing the first quarter of 2000 with the first quarter of 1999. Both the total interest income earned and interest expense were up from the levels of 1999. Interest income rose 28% or $327,000 over the same period last year. All the categories of interest income increased. Interest and fees on loans increased from the increase in volume and the rise in prime rate over the last year of 100 basis points. Interest on investment securities also increased rising by 13% with the portfolio yield increasing 5.57% to 5.87%. Other interest income, made up of mostly of interest on fed funds sold, increased 33% do to the rise in the fed funds target rate set by the Federal Reserve Board.

Interest expense rose $152,000 or 45% due to a number of factors. The rise in interest rates, increase in the volume of deposits and the mix of deposits all attributed to the increase. The time certificates of deposit and our high yield investors money market account saw the most growth over the last year and represents our highest liability costs.

Noninterest  Income

Noninterest income increased during the first quarter of 2000 by 9% when compared to the first quarter of 1999. Service charges on deposit accounts decreased due to higher earnings credits that decrease the net fees received on business account relationships. The dividends earned on the cash value of life insurance increased with the increase in this investment. Other noninterest income earned from fees increased by 14%.

Noninterest  Expense

Noninterest expense increased with the Company being in a growth mode as compared to the reorganization cleanup mode of the last two years. Increases in loan staff, the staffing of our new loan production office opened in October 1999 and other benefits increased the human resources costs by $81,000 or 19% compared to last year's first quarter. Occupancy costs increased with the costs incurred by the loan production office. Equipment, professional services, business promotion and supply and stationary costs decreased. Data processing costs increased $16,000. Legal fees and costs represented the largest change decreasing $33,000 or 73%.


Provision  for  Credit  Losses:

Loans classified by the Bank as substandard or doubtful decreased from $2,318,000 at December 31, 1999 to $1,783,000 at March 31, 2000. Nonperforming
loans, which consist of loans past due over 90 days plus loans on nonaccural, totaled $117,000 at March 31, 2000 compared to $3,000 at December 31, 1999. The Company continued to have no other real estate owned.

Based upon management's assessment and the increase in the loan portfolio the Bank felt that an increase in the reserve for credit losses was necessary and therefore made a provision to the credit loss reserve of $30,000 for the quarter. During the first quarter, the Bank recorded charge-offs of only $7,000 while collecting recoveries on loans charged off of $11,000. The net change to the reserve for credit losses was $34,000. Based upon these factors and management's assessment of the overall quality of the loan portfolio, its internal migration analysis and economic conditions they felt the current level of the reserve for credit losses was adequate at March 31, 2000.


ASSETS  AND  LIABILITIES

The Company continues to focus on improving the balance sheet and the return on assets. The asset growth in the first quarter of 2000 was 8% and was one of the best first quarter performances in the Company's history. The loan portfolio increased with additions to the commercial loan portfolio and the construction loans. Most of these loans are floating rate loans tied to Wall Street Journal prime rate. The short-term fed funds increased to $6,760,000 from the $1,000,000 reported at year-end and the cash and due from banks was reduced.

Deposits for the quarter increased significantly growing $7,979,000 or 11% from the totals at year-end 1999. Noninterest-bearing deposits increased 3% while the interest-bearing deposits increased by 17%. The Company has normally seen low deposit growth during the first quarter when its customers pay year-end expenses and tax bills.


LIQUIDITY  AND  CAPITAL

Asset/Liability  Management

The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company.

Management monitors its liquidity position continuously in relation to trends in loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds must be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 24% as of March 31, 2000 and the loan to deposit ratio was 69%.

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


It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. The Company is asset sensitive and has been able to decrease its asset sensitivity during the last twelve-month period by an increase in the investment portfolio and a lengthening of maturities. The Company's cumulative gap as a percent of total assets at March 31, 2000 was 26.8%

Capital

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

The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. The Tier I capital to risk-weighted assets required by the federal regulators is 4.0 percent and 6.0 percent to be well-capitalized. At March 31, 2000 the Company and the Bank had a risk based capital ratio of 14.8 percent, and a Tier 1 capital leverage ratio of 11.1 percent.

PART  II.  OTHER  INFORMATION


Item  1.  Legal  Proceedings

         None.


Item  2.  Changes  in  Securities

         None.


Item  3.  Defaults  Upon  Senior  Securities

         None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

       On March 23, 2000, proxy materials for 2000 Annual Meeting of Shareholders were mailed to all shareholders of record as of March 6, 2000. The meeting took place on April 17, 2000. Shareholders were asked to vote on the matters shown below. Of the total 3,837,019 shares outstanding and entitled to vote 3,179,237 shares were represented either in person or by properly executed proxies. The results of the voting on the matters are shown below:

     Matter 1. Election of Directors. To elect seven (7) persons to the board of directors to serve until the 2001annual meeting of Shareholders and until their successors are elected and have been qualified.


                                          For        Withhold
                                                   Authority for
     Robert  J.  Abernethy             2,972,688     206,549
     Craig  C.  Collette               3,146,885      32,352
     Frank  Jobe,  M.D.                2,904,257     274,980
     C.  Thomas  Mallos                2,972,080     207,157
     Robert  Oltman                    2,990,580     188,657
     Ann  Pappas                       2,972,080     207,157
     Nick  Patsaouras                  2,972,080     207,157

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



                                                   MARATHON  BANCORP


Date:  May  10,  2000                             Craig  D.  Collette
                                                  -------------------
                                                  Craig  D.  Collette

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