Form 10QSB
period 2000-06-30
MARATHON BANCORP
filed 2000-08-10
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended        JUNE  30,  2000
                                            -----------------------

                                     OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                             SECURITIES  EXCHANGE  ACT  OF  1934

                For  the  transition  period  from  _______  to  _________

                Commission  file  number                 0-12510
                                           ---------------------


                              MARATHON  BANCORP
---------------------------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California          95-3770539
---------------------------------------------------------------------------
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification No.)


11150  West  Olympic  Boulevard,  Los  Angeles,  CA          90064
---------------------------------------------------------------------------
    (Address  of  principal  executive  offices)           (Zip  Code)

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

      As of August 1, 2000, there were 3,838,019 shares of no par Common Stock issued and outstanding.

Consolidated  Statements  of  Financial  Condition

                                                                      JUNE 30,        December 31,
                                                                  ----------------  ----------------
ASSETS                                                                  2000              1999
                                                                  ----------------  ----------------
Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . .  $     5,090,000   $     7,891,000
Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . .        7,600,000         1,000,000
                                                                  ----------------  ----------------
        TOTAL CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .       12,690,000         8,891,000
Interest -Bearing Deposits With Financial Institutions . . . . .                -           100,000
Investment Securities:
   Securities Available for Sale . . . . . . . . . . . . . . . .        6,566,000         8,590,000
   Securities Held to Maturity (Approx. market value:
        2000 - $16,875,000; 1999 - $12,009,000): . . . . . . . .       17,242,000        12,878,000
                                                                  ----------------  ----------------
        TOTAL INVESTMENT SECURITIES. . . . . . . . . . . . . . .       23,808,000        21,468,000
Federal Home Loan and Federal Reserve Bank stock, at cost. . . .          333,000           482,000
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,705,000        50,102,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . .   (      921,000)   (      853,000)
                                                                  ----------------  ----------------
       NET LOANS . . . . . . . . . . . . . . . . . . . . . . . .       50,784,000        49,249,000
Premises and Equipment . . . . . . . . . . . . . . . . . . . . .          294,000           325,000
Cash Surrender Value of Life Insurance . . . . . . . . . . . . .        3,576,000         1,559,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . .        1,075,000         1,045,000
                                                                  ----------------  ----------------
       TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $    92,560,000   $    83,119,000
                                                                  ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . .  $    29,170,000   $    27,529,000
   Interest-Bearing. . . . . . . . . . . . . . . . . . . . . . .       53,145,000        44,026,000
                                                                  ----------------  ----------------
       TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . .       82,315,000        71,555,000
Accrued Interest and Other Liabilities . . . . . . . . . . . . .          751,000           553,000
Federal Home Loan Bank Advance . . . . . . . . . . . . . . . . .                -         1,875,000
                                                                  ----------------  ----------------
       TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .       83,066,000        73,983,000
Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding . . . . . . . . . . . . .                -                 -
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      3,837,019 and 3,830,019 Shares Issued and Outstanding at
      June 30, 2000 and December 31, 1999, respectively. . . . .       13,672,000        13,654,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .    (   3,956,000)    (   4,319,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses) on Available-for-Sale Securities. . . . . .    (     222,000)    (     199,000)
                                                                  ----------------  ----------------
       TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . .        9,494,000         9,136,000
                                                                  ----------------  ----------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .  $    92,560,000   $    83,119,000
                                                                  ================  ================



Marathon  Bancorp  and  Subsidiary
Consolidated  Statements  of  Operations

                                                              Three  Months  Ended                Six  Months  Ended
                                                                    June  30,                          June  30,
                                                          --------------------------------  --------------------------------
                                                               2000             1999             2000             1999
                                                          ---------------  ---------------  ---------------  ---------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . . . . .  $    1,218,000   $      891,000   $    2,361,000   $    1,762,000
    Interest on Investment Securities - Taxable. . . . .         345,000          255,000          629,000          506,000
    Other Interest Income. . . . . . . . . . . . . . . .         105,000           75,000          193,000          141,000
                                                          ---------------  ---------------  ---------------  ---------------
       TOTAL INTEREST INCOME . . . . . . . . . . . . . .       1,668,000        1,221,000        3,183,000        2,409,000
INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . . . . .           8,000            9,000           16,000           17,000
    Interest on Money Market and Savings . . . . . . . .         272,000          206,000          514,000          388,000
    Interest on Time Deposits. . . . . . . . . . . . . .         256,000          127,000          495,000          275,000
    Other Interest Expense . . . . . . . . . . . . . . .               -                -            1,000                -
       TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .         536,000          342,000        1,026,000          680,000
                                                          ---------------  ---------------  ---------------  ---------------
NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .       1,132,000          879,000        2,157,000        1,729,000
Provision for Credit Losses. . . . . . . . . . . . . . .          30,000                -           60,000                -
                                                          ---------------  ---------------  ---------------  ---------------
       NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES. . . . . . . . . .       1,102,000          879,000        2,097,000        1,729,000
                                                          ---------------  ---------------  ---------------  ---------------
NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . . . . .          72,000           68,000          134,000          144,000
    Dividends on Cash Surrender Value of Life Insurance.          51,000           18,000           94,000           39,000
    Other Noninterest Income . . . . . . . . . . . . . .          23,000           18,000           47,000           39,000
       TOTAL NONINTEREST INCOME. . . . . . . . . . . . .         146,000          104,000          275,000          222,000
                                                          ---------------  ---------------  ---------------  ---------------
NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . . . . .         498,000          438,000          999,000          858,000
    Occupancy Expenses . . . . . . . . . . . . . . . . .         140,000          134,000          277,000          266,000
    Furniture and Equipment. . . . . . . . . . . . . . .          23,000           29,000           50,000           58,000
    Professional Services. . . . . . . . . . . . . . . .          36,000           28,000           59,000           54,000
    Business Promotion and Donations . . . . . . . . . .          21,000           16,000           37,000           37,000
    Stationery and Supplies. . . . . . . . . . . . . . .          12,000           14,000           25,000           28,000
    Data Processing Services . . . . . . . . . . . . . .         146,000          114,000          277,000          229,000
    Messenger and Courier Services . . . . . . . . . . .          21,000           17,000           41,000           36,000
    Insurance and Assessments. . . . . . . . . . . . . .          37,000           30,000           74,000           63,000
    Legal Fees and Costs . . . . . . . . . . . . . . . .          38,000           16,000           50,000           61,000
    Net Operating Cost of Other Real Estate Owned. . . .               -            1,000                -            1,000
    Other Expenses . . . . . . . . . . . . . . . . . . .          59,000           59,000          123,000          116,000
       TOTAL NONINTEREST EXPENSE . . . . . . . . . . . .       1,031,000          896,000        2,012,000        1,807,000
                                                          ---------------  ---------------  ---------------  ---------------
GAIN (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . .         217,000           87,000          360,000          144,000
Income Taxes (Benefit) . . . . . . . . . . . . . . . . .   (       1,000)   (       3,000)  $(       3,000)   (       8,000)
                                                          ---------------  ---------------  ---------------  ---------------
       NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $      218,000   $       90,000   $      363,000   $      152,000
                                                          ===============  ===============  ===============  ===============
Per Share Data:
       Net Income (Loss) - Basic . . . . . . . . . . . .  $         0.06   $         0.02   $         0.09   $         0.04
       Net Income (Loss) - Diluted . . . . . . . . . . .  $         0.06   $         0.02   $         0.09   $         0.04
       Book Value                                                                           $         2.47   $         2.27
Return on Average Assets . . . . . . . . . . . . . . . .            0.98%            0.48%            0.83%            0.41%
Return on Average Equity . . . . . . . . . . . . . . . .            9.39%            4.15%            7.85%            3.53%


Marathon  Bancorp  and  Subsidiary
Consolidated  Statements  of  Cash  Flows


                                                                                         2000              1999
                                                                              ----------------  ----------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       363,000   $       152,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
       by Operating Activities:
         Depreciation and Amortization . . . . . . . . . . . . . . . . . . .           61,000            66,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . . . . .           60,000                 -
         Net Amortization of Premiums and Discounts on Investment Securities            2,000            23,000
         Net Change in Deferred Loan Origination Fees. . . . . . . . . . . .           33,000            43,000
         Net Increase in Cash Surrender Value of Life Insurance. . . . . . .   (       82,000)   (       33,000)
         Net Change in Accrued Interest, Other Assets and Other Liabilities.          168,000            41,000
                                                                              ----------------  ----------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . .          605,000           279,000

INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with
      Financial Institutions . . . . . . . . . . . . . . . . . . . . . . . .          100,000                 -
   Purchases of  Available-for-Sale Securities . . . . . . . . . . . . . . .      ( 4,982,000)      ( 3,537,000)
   Purchases of Held-to-Maturity Securities. . . . . . . . . . . . . . . . .      ( 4,502,000)      ( 2,313,000)
   Proceeds from Maturities of Available-for-Sale Securities . . . . . . . .        7,000,000         2,000,000
   Proceeds from Maturities of Held-to-Maturity Securities . . . . . . . . .          119,000         5,324,000
   Redemption (Purchase) of Federal Home Loan & Federal Reserve Bank Stock .          149,000       (    13,000)
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .      ( 1,628,000)      ( 4,166,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . . . . .      ( 1,935,000)                -
   Purchases of Premises and Equipment . . . . . . . . . . . . . . . . . . .      (    30,000)      (    80,000)
                                                                              ----------------  ----------------
         NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . .      ( 5,709,000)      ( 2,772,000)

FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . . . . .        7,013,000         3,677,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . . . . .        3,747,000       ( 2,717,000)
   Federal Home Loan Bank Advance. . . . . . . . . . . . . . . . . . . . . .      ( 1,875,000)                -
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . . . . .           18,000            16,000
                                                                              ----------------  ----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . .        8,903,000           976,000
                                                                              ----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .        3,799,000       ( 1,517,000)
Cash and Cash Equivalents at Beginning of Year . . . . . . . . . . . . . . .        8,891,000         9,249,000
                                                                              ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . . . . .  $    12,690,000   $     7,732,000
                                                                              ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,201,000   $       412,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         8,600   $         2,400



Consolidated  Statement  of  Equity
Marathon  Bancorp  and  Subsidiary

                                                                                          Accumulated
                                                                                             Other
                                 Common Shares           Comprehensive    Accumulated    Comprehensive
                               Number        Amount         Income          Deficit         Income           Total
                            -------------  -----------  ---------------  -------------  ---------------  --------------
BALANCE, DECEMBER 31, 1999    3,830,019    $13,654,000                   $(4,319,000)   $(    199,000)     $9,136,000

Exercise of Stock Options       7,000        18,000                                                            18,000

COMPREHENSIVE INCOME:
Net Income                                                 $363,000          363,000                          363,000
Net Change in Unrealized
 Gain (Loss) on  Available-
 for-Sale Securities                                       ( 23,000)                     (    23,000)      (   23,000)
                                                        ---------------
TOTAL COMPREHENSIVE INCOME                                 $340,000
                                                        ===============
                            -------------  -----------                   -------------  ---------------  --------------
BALANCE, MARCH 31, 2000       3,837,019    $13,672,000                   $(3,956,000)   $(    222,000)     $9,494,000
                            =============  ===========                   =============  ===============  ==============

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

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 2000 and December 31, 1999, results of operations and changes in cash flows for the six-month period ended June 30, 2000 and 1999. The results of operations for the three-month period and six-month period ended June 30, 2000 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 2000.

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

Accordingly, the basic weighted average number of shares used to compute the net income per share were 3,837,019 and 3,826,964 respectively for the three-month period ended June 30, 2000 and June 30, 1999 and 3,835,183 and 3,825,301 for the six-month period ending June 30, 2000 and June 30, 1999. There was no dilution to change the basic average number of shares in any period shown.

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

FINANCIAL  HIGHLIGHTS  OVERVIEW


RESULTS  OF  OPERATIONS

Net  Interest  Income

Net interest income continued to improve during the second quarter of 2000. Net interest income improved 25% over the same period in 1999 and 11% better than the first quarter of 2000. For the six-month the net interest income increased $368,000 or 21% over 1999. The interest income and the interest expense both showed large increased over the prior year.

Interest income was effected by a number of factors. The prime interest rate that a major portion of the loan portfolio is tied to increased by 175 basis points during the last 12 months while the quarterly average loans outstanding increased 19% over the second quarter of 1999. The average investment portfolio also increased 22% when compared to the second quarter of last year. These investments were made at higher yields than the existing securities in the portfolio.

Interest expense also increased due to the change in interest rates triggered by the Federal Reserve Boards increases in the fed funds target rate and discounts rate. The banks average cost of funds increased approximately 88 basis points in the twelve month period from June 30, 1999 to June 30, 2000. Also, the mix of deposits changed with higher levels of investment in our investors money market account and time certificates of deposit. This was the same for both the quarterly and six-month comparison.

Noninterest  Income

Noninterest income showed increases for the second quarter and six-month period. During the second quarter service charges on business accounts increased. The large increase in dividends on the cash surrender value of life insurance was due to the increase in the rates paid on policies and the larger investment in the policies. Other noninterest income also increased.

For the six-month period noninterest income rose 24%. Service charges on deposit accounts declined while the dividends on the cash value life insurance increased substantially. Other noninterest income from loan related charges and merchant discount increased this category.

Noninterest  Expense

Noninterest expense increased for the quarter ended June 30, 2000 by 15% or $135,000. Increased human resources costs were higher than the second quarter of 1999 due to the opening of the loan production office in the third quarter of 1999 and increased benefits costs. Occupancy expenses were also higher due to the loan production office costs. Data processing expenses rose due to increased costs from our vendors and additional data processing costs provided for our analyzed business customers.

The noninterest expenses for the six-month period increased $205,000 or 11%. For the six-month period the costs of the loan production offices also increased the human resources and occupancy expenses. Legal costs, office supply costs, and furniture and equipment expenses decreased. Data processing , courier and insurance costs increased.

Provision  for  Credit  Losses:

Loans classified by the Bank as substandard or doubtful decreased from $2,318,000 at December 31, 1999 to $1,226,000 at June 30, 2000. Nonperforming
loans, which consist of loans past due over 90 days and accruing plus loans on nonaccural, totaled $2,000 at June 30, 2000 compared to $3,000 at December 31, 1999. The Company continues to have no other real estate owned.

During the second quarter, the Bank recorded charge-offs of only $29,000 while collecting recoveries on loans charged off of $33,000. The net change to the reserve for credit losses was $34,000. For the six-month period ending June 30, 2000 recorded charge-offs were $36,000 and recoveries totaled $44,000.

After an assessment of the loan portfolio and economic conditions, the management felt that an increase in the reserve for credit losses was necessary and therefore made a provision to the credit loss reserve of $30,000 for the quarter bringing the year-to-date provision to $60,000 compared to no provision in the first half of 1999. Based on the foregoing information, its internal migration analysis and current economic conditions management determined that the current level of the reserve for credit losses to be adequate at June 30, 2000.


ASSETS  AND  LIABILITIES

Assets showed good growth in the first half of 2000 increasing $9,441,000 or 11% over December 31, 1999 and 23% better than June 30, 1999. Since year-end cash and due from banks declined $2.9 million while federal funds sold increased by $6.6 million. Additional longer term investments, with yields higher than those available in1999, were added to the held-to-maturity portfolio bringing the yield on the total investment portfolio up by 39 basis points.

Loans increased $1.6 million since year-end and $4.7 million since June 30, 1999. The loan types that increased were commercial and industrial loans as well as construction loans. Our investment in tax-free life insurance was increased to improve our yields.

Asset growth was funded by an increase in deposits of $10,760,000 or 15%. The year-end borrowings from the Federal Home Loan Bank were paid off in early January. Both noninterest and interest bearing deposits increased, but the largest increase was in the time certificates of deposit. One of our customers invested $5,000,000 in certificates during the first quarter that will be redeemed in late July.


LIQUIDITY  AND  CAPITAL

Asset/Liability  Management

The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company.

Management continually monitors liquidity in relation to current and anticipated levels of loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds need to be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 24% at June 30, 2000 and the loan to deposit ratio was 63% down slightly from the first quarter. The high level of fed funds sold at month-end were there to cover the anticipated withdrawal in July of $5,000,000 in time certificates by one of our customers to cover their liquidity needs. The Bank is not looking to replace these funds at the present time due to the current high cost of funds and the Bank's adequate liquidity.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. The Company's asset sensitivity has been decreased during the last twelve-month period by increasing the investment portfolio and lengthening the maturities. The Company's cumulative gap as a percent of total assets at June 30, 2000 was 26% down from the 38% reported at June 30, 1999.

Capital

Shareholders' equity increased by $358,000 during the first six month's of 2000. The exercise of stock options during the period increased common shares by 7,000 and raised $18,000.

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

The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. The Tier I capital to average assets (leverage ratio) required by the federal regulators for adequately capitalized is 4.0 percent and 6.0 percent is required to be well-capitalized. At June 30, 2000, the Company and the Bank had a risk based capital ratio of 15.8 percent, and a Tier 1 capital leverage ratio of 10.8 percent.

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







                                                   MARATHON  BANCORP


Date:  August  10,  2000                           Craig  D.  Collette
                                                   -------------------
                                                   Craig  D.  Collette
                                      President  and  Chief  Executive
                                                               Officer



                                                    Howard  J.  Stanke
                                                    ------------------
                                                    Howard  J.  Stanke
                                       Executive  Vice  President  and
                                             Chief  Financial  Officer