Form 10QSB
period 2000-09-30
MARATHON BANCORP
filed 2000-11-14
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

      For  the  quarterly  period  ended        SEPTEMBER  30,  2000
                                           ----------------------------

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                      SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  transition  period  from  _______  to  _________

                Commission  file  number         0-12510
                                           ---------------------


                                 MARATHON  BANCORP
           ---------------------------------------------------------
         (Exact  name  of  registrant  as  specified  in  its  charter)

             California                         95-3770539
           ---------------------------------------------------------
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification
                                                  No.)

11150  West  Olympic  Boulevard,  Los  Angeles,  CA              90064
-------------------------------------------------------------------------
(Address  of  principal  executive  offices)                  (Zip  Code)

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

      As of November 1, 2000, there were 3,838,019 shares of no par Common Stock issued and outstanding.

Consolidated  Statements  of  Financial  Condition



                                                                    SEPTEMBER 30,      December 31,
                                                                  ----------------  ----------------
ASSETS                                                                  2000              1999
                                                                  ----------------  ----------------
Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . .  $     5,620,000   $     7,891,000
Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . .        3,000,000         1,000,000
                                                                  ----------------  ----------------
       TOTAL CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .        8,620,000         8,891,000
Interest -Bearing Deposits With Financial Institutions . . . . .                -           100,000
Investment Securities:
   Securities Available for Sale . . . . . . . . . . . . . . . .        5,716,000         8,590,000
   Securities Held to Maturity (Approx. market value:
        2000 - $16,306,000; 1999 - $12,009,000): . . . . . . . .       16,497,000        12,878,000
                                                                  ----------------  ----------------
       TOTAL INVESTMENT SECURITIES . . . . . . . . . . . . . . .       22,213,000        21,468,000
Federal Home Loan and Federal Reserve Bank stock, at cost. . . .          374,000           482,000
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       54,612,000        50,102,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . .    (   1,116,000)   (      853,000)
                                                                  ----------------  ----------------
       NET LOANS . . . . . . . . . . . . . . . . . . . . . . . .       53,496,000        49,249,000
Premises and Equipment . . . . . . . . . . . . . . . . . . . . .          272,000           325,000
Cash Surrender Value of Life Insurance . . . . . . . . . . . . .        3,622,000         1,559,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . .        1,150,000         1,045,000
                                                                  ----------------  ----------------
       TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $    89,747,000   $    83,119,000
                                                                  ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . .  $    29,794,000   $    27,529,000
   Interest-Bearing. . . . . . . . . . . . . . . . . . . . . . .       47,590,000        44,026,000
                                                                  ----------------  ----------------
       TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . .       77,384,000        71,555,000
Accrued Interest and Other Liabilities . . . . . . . . . . . . .          695,000           553,000
Federal Home Loan Bank Advance . . . . . . . . . . . . . . . . .        1,800,000         1,875,000
                                                                  ----------------  ----------------
       TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .       79,879,000        73,983,000
Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding . . . . . . . . . . . . .                -                 -
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      3,838,019 and 3,830,019 Shares Issued and Outstanding at
      September 30, 2000 and December 31, 1999, respectively . .       13,675,000        13,654,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .    (   3,660,000)    (   4,319,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses) on Available-for-Sale Securities. . . . . .    (     147,000)    (     199,000)
                                                                  ----------------  ----------------
       TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . .        9,868,000         9,136,000
                                                                  ----------------  ----------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .  $    89,747,000   $    83,119,000
                                                                  ================  ================

Marathon  Bancorp  and  Subsidiary

Consolidated  Statements  of  Operations

                                                               Three  Months  Ended                Nine  Months  Ended
                                                                   September  30,                     September  30,
                                                                  ---------------                    ---------------
                                                                    2000             1999             2000             1999
                                                          ---------------  ---------------  ---------------  ---------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . . . . .  $    1,314,000   $      982,000   $    3,675,000   $    2,744,000
    Interest on Investment Securities - Taxable. . . . .         364,000          262,000          993,000          768,000
    Other Interest Income. . . . . . . . . . . . . . . .          85,000           64,000          278,000          205,000
                                                          ---------------  ---------------  ---------------  ---------------
       TOTAL INTEREST INCOME . . . . . . . . . . . . . .       1,763,000        1,308,000        4,946,000        3,717,000
INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . . . . .           8,000            8,000           24,000           25,000
    Interest on Money Market and Savings . . . . . . . .         301,000          218,000          815,000          606,000
    Interest on Time Deposits. . . . . . . . . . . . . .         234,000          127,000          729,000          402,000
    Other Interest Expense . . . . . . . . . . . . . . .           1,000                -            2,000                -
                                                          ---------------  ---------------  ---------------  ---------------
       TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .         544,000          353,000        1,570,000        1,033,000
NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .       1,219,000          955,000        3,376,000        2,684,000
Provision for Credit Losses. . . . . . . . . . . . . . .          30,000                -           90,000                -
                                                          ---------------  ---------------  ---------------  ---------------
       NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES. . . . . . . . . .       1,189,000          955,000        3,286,000        2,684,000
NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . . . . .          63,000           73,000          197,000          217,000
    Dividends on Cash Surrender Value of Life Insurance.          52,000           18,000          146,000           57,000
    Net Gain/Loss Sale of Securities . . . . . . . . . .               -    (       9,000)               -    (       9,000)
    Other Noninterest Income . . . . . . . . . . . . . .          28,000           91,000           75,000          130,000
                                                          ---------------  ---------------  ---------------  ---------------
       TOTAL NONINTEREST INCOME. . . . . . . . . . . . .         143,000          173,000          418,000          395,000
NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . . . . .         526,000          451,000        1,525,000        1,309,000
    Occupancy Expenses . . . . . . . . . . . . . . . . .         143,000          130,000          420,000          396,000
    Furniture and Equipment. . . . . . . . . . . . . . .          27,000           33,000           77,000           91,000
    Professional Services. . . . . . . . . . . . . . . .          24,000           43,000           83,000           97,000
    Business Promotion and Donations . . . . . . . . . .          11,000           17,000           48,000           54,000
    Stationery and Supplies. . . . . . . . . . . . . . .           9,000           14,000           34,000           42,000
    Data Processing Services . . . . . . . . . . . . . .          68,000           66,000          222,000          205,000
    Postage and Mailing costs. . . . . . . . . . . . . .           8,000           10,000           24,000           29,000
    Insurance and Assessments. . . . . . . . . . . . . .          42,000           31,000          116,000           94,000
    Legal Fees and Costs . . . . . . . . . . . . . . . .          39,000           25,000           89,000           86,000
    Customer Related expenses. . . . . . . . . . . . . .          83,000           68,000          238,000          191,000
    Net Operating Cost of Other Real Estate Owned. . . .               -    (       1,000)               -                -
    Other Expenses . . . . . . . . . . . . . . . . . . .          62,000           64,000          178,000          164,000
                                                          ---------------  ---------------  ---------------  ---------------
       TOTAL NONINTEREST EXPENSE . . . . . . . . . . . .       1,042,000          951,000        3,054,000        2,758,000
GAIN (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . .         290,000          177,000          650,000          321,000
Income Taxes (Benefit) . . . . . . . . . . . . . . . . .   (       6,000)   (       1,000)   (       9,000)   (       9,000)
                                                          ---------------  ---------------  ===============  ---------------
       NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $      296,000   $      178,000   $      659,000   $      330,000
                                                          ===============  ===============  ===============  ===============
Per Share Data:
       Net Income (Loss) - Basic . . . . . . . . . . . .  $         0.08   $         0.05   $         0.17   $         0.09
       Net Income (Loss) - Diluted . . . . . . . . . . .  $         0.08   $         0.05   $         0.17   $         0.09
       Book Value                                                                           $         2.57   $         2.32

Return on Average Assets . . . . . . . . . . . . . . . .            1.33%            0.90%            1.00%            0.58%
Return on Average Equity . . . . . . . . . . . . . . . .           12.13%            8.07%            9.32%            5.09%


Marathon  Bancorp  and  Subsidiary
Consolidated  Statements  of  Cash  Flows

                                                                                        2000             1999
                                                                              ---------------  ---------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      659,000   $      330,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
       by Operating Activities:
         Depreciation and Amortization . . . . . . . . . . . . . . . . . . .          92,000          100,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . . . . .          90,000                -
         Net Amortization of Premiums and Discounts on Investment Securities           3,000           37,000
         Loss on sale of Securities Available for Sale . . . . . . . . . . .               -            9,000
         Net Change in Deferred Loan Origination Fees. . . . . . . . . . . .         229,000          103,000
         Net Increase in Cash Surrender Value of Life Insurance. . . . . . .    (    128,000)    (     48,000)
         Net Change in Accrued Interest, Other Assets and Other Liabilities.          37,000     (    244,000)
                                                                              ---------------  ---------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . .         982,000          287,000

INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with
      Financial Institutions . . . . . . . . . . . . . . . . . . . . . . . .         100,000          199,000
   Purchases of  Available-for-Sale Securities . . . . . . . . . . . . . . .     ( 7,054,000)     ( 3,771,000)
   Purchases of Held-to-Maturity Securities. . . . . . . . . . . . . . . . .     ( 4,502,000)     ( 3,312,000)
   Proceeds from Maturities of Available-for-Sale Securities . . . . . . . .       8,000,000        2,000,000
   Proceeds from the Sale of Available-for-Sale Securities . . . . . . . . .       2,000,000          991,000
   Proceeds from Maturities of Held-to-Maturity Securities . . . . . . . . .         860,000        5,480,000
   Redemption (Purchase) of Federal Home Loan & Federal Reserve Bank Stock .         108,000      (   234,000)
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .     ( 4,566,000)     ( 6,273,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . . . . .     ( 1,935,000)               -
   Purchases of Premises and Equipment . . . . . . . . . . . . . . . . . . .     (    39,000)     (    88,000)
                                                                              ---------------  ---------------
         NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . .     ( 7,028,000)     ( 5,008,000)

FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . . . . .       5,333,000        8,648,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . . . . .         496,000      ( 2,764,000)
   Federal Home Loan Bank Advance. . . . . . . . . . . . . . . . . . . . . .     (    75,000)               -
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . . . . .          21,000           16,000
                                                                              ---------------  ---------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . .       5,775,000        5,900,000
                                                                              ---------------  ---------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .     (   271,000)       1,179,000
Cash and Cash Equivalents at Beginning of Year . . . . . . . . . . . . . . .       8,891,000        9,249,000
                                                                              ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . . . . .  $    8,620,000   $   10,428,000
                                                                              ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,636,000   $      988,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       13,000   $        2,000



Consolidated  Statement  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                                           Accumulated
                                                                                           Other
                                Common Shares               Comprehensive   Accumulated    Comprehensive
                                --------------------------
                                Shares         Amount       Income          Deficit        Income           Total
                                -------------  -----------  --------------  -------------  ---------------  ----------

BALANCE, DECEMBER 31, 1999 . .      3,830,019  $13,654,000                  $ (4,319,000)  $ (    199,000)  $9,136,000

Exercise of Stock Options. . .          8,000       21,000                                                      21,000

COMPREHENSIVE INCOME:
  Net Income                                                $      659,000       659,000                       659,000
  Net Change in Unrealized Gain
  (Loss) on  Available-for-Sale
  Securities                                                        52,000                          52,000      52,000
                                                            --------------
TOTAL COMPREHENSIVE INCOME                                  $      711,000
                                                            ==============

BALANCE, SEPTEMBER 30, 2000. .      3,838,019  $13,675,000                  $ (3,660,000)  $ (    147,000)  $9,868,000
                                =============  ===========                  =============  ===============  ==========


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

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 2000 and December 31, 1999, results of operations and changes in cash flows for the nine-month period ended September 30, 2000 and 1999. The results of operations for the three-month period and nine-month period ended September 30, 2000 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 2000.

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

Accordingly, the basic weighted average number of shares used to compute the net income per share were 3,837,954 and 3,827,091 respectively for the three-month period ended September 30, 2000 and September 30, 1999 and 3,836,110 and 3,825,880 for the nine-month period ending September 30, 2000 and September 30, 1999. There was no dilution to change the basic average number of shares in any period shown.

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

FINANCIAL  HIGHLIGHTS  OVERVIEW
The Company posted third quarter 2000 earnings of $296,000. This is a 66% increase over the $178,000 earned in the third quarter of 1999. The basic and diluted per share earnings were $.08 for 2000 versus $0.05 per share for the same period in 1999.

The nine-month earnings were $659,000, up 100% over the $330,000 reported for the nine months ended September 30, 1999. The basic and diluted per share earnings were $0.17 versus $0.09 per share for the same period in 1999.

Return on average assets increased to 1.33% for the third quarter and 1.00% for the nine-month period. Return of average equity was 12.13% for the quarter and 9.32% for the nine months.

RESULTS  OF  OPERATIONS

Net  Interest  Income

Net interest income continued to improve during the third quarter of 2000. With short-term rates stabilizing, the bank's net interest margin has improved to an average 5.95% for the third quarter of 2000 versus 5.29% in the third quarter of 1999. The Company is asset sensitive and does improve its' margins as rates rise and conversely margins decrease in a falling rate environment. The margin for the first nine months of 2000 was 5.49% versus 5.16% for the first nine months of 1999.

Interest Income for the third quarter of 2000 increased $455,000 or 35% and $1,229,000, up 33% for the first nine months. Interest and fees on loans increased 34% for the quarter and nine months due to both an increase in overall yields as well as, growth in the loan portfolio. Investment income increased 39% for the quarter and 29% for the nine-month period where the growth in the investment portfolio was small but reinvestments were done at higher yields. Other interest income, which is mainly interest on fed funds sold, grew 33% for the third quarter and 36% for the nine-month period.

Interest expense increased $191,000 or 54% for the third quarter and $537,000 or 52% for the first nine months of 2000. This is the opposite of what happened in 1999 where interest costs for the third quarter decreased 7% or $28,000 and for the nine-month period were only $2,000 less. The reason the large percentage increase in interest costs did not offset the income change is due to the fact that 39% of deposits are noninterest bearing.

Noninterest  Income

Noninterest income increased 6% for the nine-months ended September 30, 2000. The service charges and other income showed a decrease due to the fact that there was a one-time recovery of service charges and fees in the amount of $70,000 received in the third quarter of 1999. This was also reflected in the third quarter noninterest income results. The dividends earned on the cash surrender value of life insurance increased $34,000 in the third quarter. These earnings also increased $89,000 for the nine-month period due to a larger investment in this asset.

Noninterest  Expense

Noninterest expenses increased for the quarter ended September 30, 2000 by 10% or $91,000. Increased human resource costs and occupancy expenses were higher than the third quarter of 2000 due to the opening of our loan production office
(LPO) during the fourth quarter of 1999. The Company is considering turning the LPO into a full service branch office in the third quarter of 2001 and opening an additional LPO in the latter part of 2001. Decreases were made in the equipment costs professional services fees, supplies and other expenses. New commercial checking relationships caused the increase in customer related expenses due to courier costs and check printing charges.

For the nine-month period noninterest costs increased 11% compared to 1999. The largest factor is the additional staffing and overhead costs of the LPO for the full nine months of 2000. Human resource costs also include the addition of a lending officer in the second quarter of 2000. Data processing costs increased in the item processing area. Although insurance costs remained constant OCC and FDIC regulatory assets based on the size of the bank increased.

Provision  for  Credit  Losses:

Loans classified by the Bank as substandard or doubtful decreased from $2,318,000 at December 31, 1999 to $1,187,000 at September 30, 2000. There were no nonperforming loans, which consist of loans past due over 90 days and accruing plus loans on nonaccural, at September 30, 2000 compared to $3,000 at December 31, 1999. The Company continues to have no other real estate owned.

During the third quarter, the Bank recorded no charge-offs while collecting recoveries on loans charged off of $165,000. The net change to the reserve for credit losses was $34,000. For the nine-month period ending September 30, 2000 recorded charge-offs were $36,000 and recoveries totaled $209,000.

After an assessment of the loan portfolio and economic conditions, the management felt that an increase in the reserve for credit losses was prudent and therefore made a provision to the credit loss reserve of $30,000 for the quarter bringing the year-to-date provision to $90,000 compared to no provision in 1999. Based on the foregoing information, its internal migration analysis and current economic conditions management determined that the current level of the reserve for credit losses to be adequate at September 30, 2000.

ASSETS  AND  LIABILITIES

The company has had steady asset growth, increasing $6,628,000 or 11% over December 1999 and 12% above September 1999. The majority of the growth has been in the loan portfolio, which has increased $4,510,000 or 9% since year-end. The loan growth continues to be in the commercial and industrial loan portfolio as well as construction loans.

Deposits increased $5,829,000 or 8% since the end of 1999. The deposit growth was split with 39% in noninterest-bearing deposits and 61% in interest-bearing deposits. The increase in interest-bearing deposits was in our investors money market product with relatively no change in our time certificate of deposit portfolio. With the mix of noninterest-bearing deposits included in the overall deposit growth it contributed to temper the increase in interest costs.

LIQUIDITY  AND  CAPITAL

Asset/Liability  Management

The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company. Management continually monitors liquidity in relation to current and anticipated levels of loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds need to be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 16% at September 30, 2000 and the loan to deposit ratio was 71% increased from the first and second quarter. The Bank's liquidity declined slightly at quarter-end and the bank took an advance from the Federal Home Loan Bank that was repaid in October with matured securities and increased deposits.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. The Company's asset sensitivity has been decreased during the last twelve-month period by increasing the investment portfolio and lengthening the maturities. The Company's cumulative gap as a percent of total assets at September 30, 2000 was 24% down from the 31% reported at September 30, 1999.

Capital

Shareholders' equity increased by $732,000 during the first nine month's of 2000. The exercise of stock options during the period increased common shares by 8,000 and raised $21,000.

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

The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. The Tier I capital to average assets (leverage ratio) required by the federal regulators for adequately capitalized is 4.0 percent and 6.0 percent is required to be well-capitalized. At September 30, 2000 the Company and the Bank had a risk based capital ratio of 14.3 percent, and a Tier 1 capital leverage ratio of
11.1  percent.

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







     MARATHON  BANCORP


Date:  November  13,  2000                     Craig  D.  Collette
                                               -------------------
                                               Craig  D.  Collette
                                               President  and  Chief  Executive
                                               Officer


                                               Howard  J.  Stanke
                                               ------------------
                                               Howard  J.  Stanke
                                               Executive  Vice  President  and
                                               Chief  Financial  Officer