Form 10KSB
period 2000-12-31
MARATHON BANCORP
filed 2001-03-23
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                               (FEE  REQUIRED)

           FOR  THE  FISCAL  YEAR  ENDED               DECEMBER  31,  2000
                                                       -------------------

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

     11150  WEST  OLYMPIC  BOULEVARD,  LOS  ANGELES,  CALIFORNIA
----------------------------------------------------------------
90064
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

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (TITLE OF CLASS)
     CHECK  WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X
                                                                             ---
NO

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

     STATE  ISSUER'S  REVENUES  FOR  ITS  MOST  RECENT  FISCAL  YEAR $7,317,000.

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF MARCH 12, 2001. THE AMOUNT IS $9,191,904. SOLELY FOR THE PURPOSE OF THIS CALCULATION, ALL DIRECTORS AND OFFICERS ARE REGARDED AS AFFILIATES.

     AS OF MARCH 12, 2001, THERE WERE 3,849,819 SHARES OF NO PAR COMMON STOCK ISSUED AND OUTSTANDING.

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

     The Bank is located at 11150 West Olympic Boulevard, Los Angeles, California with a loan production office in Woodland Hills, California. The Bank's primary marketing area rests principally within the counties of Los Angeles (including the San Fernando Valley and South Bay areas) and Orange. The Bank markets its services mainly to commercial and wholesale businesses, professionals and discerning individuals living or working in the west Los Angeles area.

BANK  SERVICES
--------------

     The Bank offers a wide range of commercial banking services to individuals, businesses and professional firms located in its primary marketing area. These services include personal and business checking, interest-bearing money market, savings accounts (including interest-bearing negotiable order of withdrawal accounts) and time certificates of deposit. The Bank also offers cash management services, ACH origination, night depository bank by mail services, as well as traveler's checks (issued by an independent entity) and cashier's checks. The Bank acts as an authorized depository for deposits of the U.S. Bankruptcy Court for the Southern, Central and Northern districts of California. The Bank also acts as a merchant depository for cardholder drafts under both
VISA and MasterCard (through third party servicers). In addition, the Bank provides note and collection services and direct deposit of social security and other government checks.

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

COMPETITION
-----------

     The banking and financial services industry in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services that the Bank does not offer directly. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1. Business - Supervision and Regulation - Financial Services Modernization Legislation."

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

ECONOMIC  CONDITIONS,  GOVERNMENT  POLICIES,  LEGISLATION,  AND  REGULATION
---------------------------------------------------------------------------
     The Bank's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted. The business of the Company and The Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

  From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the Competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See "Item 1. Business - Supervision and Regulation."

SUPERVISION  AND  REGULATION
----------------------------
     GENERAL
     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

     MARATHON  BANCORP

     Marathon Bancorp, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

   Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject. See part II, Item 7, Note L for the Banks capital ratio requirements and current ratios.

   The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company. The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

  Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

   The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

   The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act. The Bank, as a national banking association, is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "Comptroller"). To a lesser extent, the Bank is also subject to regulations of the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Bank Insurance Fund ("BIF") and the Federal Reserve Board. If, as a result of an examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank's deposit insurance in the absence of action by the Comptroller and upon a finding that the Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

   Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers.

FINANCIAL  SERVICES  MODERNIZATION  LEGISLATION
-----------------------------------------------
     GENERAL. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial
Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company

     The  law  also:

- Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
- Provides an enhanced framework for protecting the privacy of consumer information;
- Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
- Modifies the laws governing the implementation of the Community Reinvestment Act; and
- Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

     EXPANDED BANK ACTIVITIES The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the Bank's assets. The Bank must also have policies and procedures to assess financial subsidiary risk and protect the Bank from such risks and potential liabilities.

     PRIVACY. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to these rules, financial institutions must provide:

- initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
-     annual  notices  of  their  privacy  policies  to  current  customers; and
- a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

    The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

     SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

-     identify  and  assess  the  risks  that may threaten customer information;
- develop a written plan containing policies and procedures to manage and control these risks;
-     implement  and  test  the  plan;  and
- adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

   Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

    The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001
 .
DIVIDENDS  AND  OTHER  TRANSFERS  OF  FUNDS
-------------------------------------------
     Dividends from the Bank are a source of income to the Company The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the Bank could not pay any dividends to the Company at December 31, 2000. In addition, the California Department of Financial Institutions and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

    The FDIC and the Comptroller also have authority to prohibit the Bank from engaging in activities that, in the FDIC's and Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the FDIC and the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "- Prompt Corrective Regulatory
Action and Other Enforcement Mechanisms" for a discussion of these additional restrictions on capital distributions.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

CAPITAL  STANDARDS
------------------
     The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

     The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     See Part II, Item 7, Note L for the Bank's capital ratio requirements and current ratios as of December 31, 2000.

     The federal banking regulators may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength when evaluating proposals for expansion or new activities.

PROPOSED  CAPITAL  REQUIREMENTS  FOR  COMMUNITY  INSTITUTIONS
-------------------------------------------------------------
     In November 2000 the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

  The advance notice solicits public comment on the agencies' preliminary views. Comments are due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on the Bank at this time.

PROMPT  CORRECTIVE  ACTION  AND  OTHER  ENFORCEMENT  MECHANISMS
---------------------------------------------------------------
     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

SAFETY  AND  SOUNDNESS  STANDARDS
---------------------------------
     The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

PREMIUMS  FOR  DEPOSIT  INSURANCE
---------------------------------
     Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Company's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

   FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF"). The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance of the Company's subsidiary depository institution could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institution involved.

    All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

INTERSTATE  BANKING  AND  BRANCHING
-----------------------------------
     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

COMMUNITY  REINVESTMENT  ACT  AND  FAIR  LENDING  DEVELOPMENTS
--------------------------------------------------------------
     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.
A bank's compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted June 22, 1998, the Bank was rated satisfactory in complying with its CRA obligations.

ACCOUNTING  CHANGES
-------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"(as amended in 2000 by SFAS No. 138). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 127, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The statement establishes the effective date of SFAS No. 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

EMPLOYEES
---------

     At  December  31,  2000,  the  Company  employed  36  personnel.


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


CHANGES  IN  NET  INTEREST  INCOME

Year  ended  December  31,  2000
(  in  thousands)

                                        YTD     Interest   Average    Change From Prior Year
                                      Average    Income/    Yield/      Due to Change in
                                                                     -----------------------
Net Interest Income Analysis          Balance    Expense     Rate     Volume   Rate   Total
                                     ---------  ---------  --------  --------  -----  ------
Loans . . . . . . . . . . . . . . .  $ 52,483   $   5,040      9.6%  $   547   $ 611  $1,158
Other earning assets:
   Interest bearing deposits with
      financial institutions. . . .        52           3      5.8%        0       3       3
   Investment Securities. . . . . .    22,208       1,362      6.1%      165      93     258
   Fed funds sold & Securities
      purchased under resale
      agreements. . . . . . . . . .     5,746         355      6.2%        9      66      75
                                     ---------  ---------  --------  --------  -----  ------
Total  interest earning assets. . .  $ 80,489   $   6,760      8.4%  $   721   $ 773  $1,494
Non earning assets:
                                        4,582
   Cash & due from banks
   Other assets . . . . . . . . . .     4,751
   Allowance for loan loss. . . . .      (986)
                                     ---------
                                     $ 88,836

Interest-bearing liabilities:
   Deposits:

   Demand . . . . . . . . . . . . .  $  3,433   $      33      1.0%  $    (1)  $   1  $    0
   Money  market and savings. . . .    28,201       1,100      3.9%       85     163     248
   Time certificate of deposit. . .    17,317         986      5.7%      241     155     396
   Federal funds purchased. . . . .        54           3      5.6%        2       0       2
Other interest bearing liabilities:
   Mortgage indebtedness. . . . . .         -           -        -         -       -       -
                                     ---------  ---------  --------  --------  -----  ------
Total interest-bearing liabilities.  $ 49,005   $   2,122      4.3%  $   327   $ 319  $  646
Noninterest-bearing liabilities
   And shareholders equity
Noninterest-bearing demand. . . . .    29,543
Other liabilities . . . . . . . . .       646
Shareholders' equity. . . . . . . .     9,642
                                     ---------
                                     $ 88,836

Net interest income                             $   4,638

Net interest spread                                            4.1%

Net yield on earning assets                                    5.8%



CHANGES  IN  NET  INTEREST  INCOME

Year  ended  December  31,  1999
(  in  thousands)

                                        YTD     Interest   Average     Change From Prior Year
                                      Average    Income/    Yield/      Due to Change in
                                                                     -------------------------
Net Interest Income Analysis          Balance    Expense     Rate     Volume    Rate    Total
                                     ---------  ---------  --------  --------  ------  -------
Loans . . . . . . . . . . . . . . .  $ 46,006   $   3,882      8.4%  $    96   $  57   $  153
Other earning assets:
   Interest bearing deposits with
      financial institutions. . . .         0           0      0.0%        0       0        0
   Investment Securities. . . . . .    19,324       1,104      5.7%      272      (7)     265
   Fed funds sold & Securities
      purchased under resale
      agreements. . . . . . . . . .     5,574         280      5.0%     (153)    (21)    (174)
                                     ---------  ---------  --------  --------  ------  -------
Total  interest earning assets. . .  $ 70,904   $   5,266      7.4%  $   215   $  29   $  244
Non earning assets:
                                        4,623
   Cash & due from banks
   Other assets . . . . . . . . . .     3,462
   Allowance for loan loss. . . . .      (672)
                                     ---------
                                     $ 78,317

Interest-bearing liabilities:
   Deposits:

   Demand . . . . . . . . . . . . .  $  3,521   $      33      0.9%  $    (7)  $   0   $   (7)
   Money  market and savings. . . .    25,639         852      3.3%      106      72      178
   Time certificate of deposit. . .    12,292         590      4.8%      (58)    (44)    (102)
   Federal funds purchased. . . . .        20           1      5.0%        -       1        1
Other interest bearing liabilities:
   Mortgage indebtedness. . . . . .         -           -        -        (1)      -       (1)
                                     ---------  ---------  --------  --------  ------  -------
Total interest-bearing liabilities.  $ 41,472   $   1,476      3.6%  $    40   $  29   $   69
Noninterest-bearing liabilities
   And shareholders equity
Noninterest-bearing demand. . . . .    27,623
Other liabilities . . . . . . . . .       343
Shareholders' equity. . . . . . . .     8,879
                                     ---------
                                     $ 78,317

Net interest income                             $   3,790

Net interest spread                                            3.8%

Net yield on earning assets                                    4.7%



INVESTMENT  SECURITIES
----------------------

     The  following  table  shows  the  carrying amount of the portfolio of investment securities  at  the  end  of  each  of  the  past  two  years:


                                               Total                         Estimated
                                             Amortized     Gross Unrealized     Market
      YEAR END 2000                             Cost       Gains      Losses    Value
--------------------------------------------------------------------------------------
( IN THOUSANDS)
Securities available for sale:
     U.S. Government and Agency Securities.  $    5,077  $       31  $   (30)  $ 5,078
     Other. . . . . . . . . . . . . . . . .       4,261          15      (21)    4,255
                                             ----------  ----------  --------  -------
          Total . . . . . . . . . . . . . .  $    9,338  $       46  $   (51)  $ 9,333

Securities held to maturity:
     U.S. Treasury Securities . . . . . . .  $      501  $        4  $     -   $   505
     U.S. Government and Agency Securities.       6,597          64      (21)    6,640
     Municipal Securities . . . . . . . . .       4,679           7      (40)    4,646
     Mortgage-Backed Securities . . . . . .       3,430          51      (11)    3,470
                                             ----------  ----------  --------  -------
          Total . . . . . . . . . . . . . .  $   15,207  $      122  $   (72)  $15,261


YEAR END 1999
Securities available for sale:
     U.S. Government and Agency Securities.  $    4,000  $        -  $  (159)  $ 3,841
     Other. . . . . . . . . . . . . . . . .       4,789           -      (40)    4,749
                                             ----------  ----------  --------  -------
          Total . . . . . . . . . . . . . .  $    8,789  $        -  $  (199)  $ 8,590

Securities held to maturity:
     U.S. Treasury Securities . . . . . . .  $      503  $        -  $    (4)  $   499
     U.S. Government and Agency Securities.       5,500           -     (125)    5,375
     Municipal Securities . . . . . . . . .       4,965           -     (167)    4,798
     Mortgage-Backed Securities . . . . . .       1,910           -      (43)    1,867
                                             ----------  ----------  --------  -------
          Total . . . . . . . . . . . . . .  $   12,878  $        -  $  (339)  $12,539

------------------------------------


The  following  table  shows the maturities of investment securities at December 31, 2000 and the weighted average of those securities


                                             OVER 1
                                              YEAR    OVER 5 YEARS
                                   1 YEAR   THROUGH      THROUGH       OVER              AVERAGE
(in thousands)                    OR LESS   5 YEARS     10 YEARS     10 YEARS    TOTAL    YIELD
                                  --------  --------  -------------  ---------  -------  --------
Securities available for sale:
     U.S. Government Agency
        Securities . . . . . . .  $      -  $  5,078  $           -  $       -  $ 5,078      5.9%
     Other . . . . . . . . . . .     2,998     1,257              -          -    4,255      7.4%
                                  --------  --------  -------------  ---------  -------  --------
          Total. . . . . . . . .  $  2,998  $  6,335  $           -  $       -  $ 9,333      6.6%

Securities held to maturity:
     U.S. Treasury Securities. .  $      -  $    501  $           -  $       -  $   501      5.9%
     U.S. Government Agency
        Securities . . . . . . .     1,000     5,597              -          -    6,597      6.5%
     Mortgage-Backed Securities.         -       426          2,738        264    3,430      6.8%
     Municipal Securities. . . .     1,259     3,420              -          -    4,679      5.7%
                                  --------  --------  -------------  ---------  -------  --------
          Total. . . . . . . . .  $  2,259  $  9,944  $       2,739  $     264  $15,207      6.3%

------

LOAN  PORTFOLIO
---------------


     The following table sets forth the amount of loans outstanding at the end of the past two years:



                                                 % OF              % OF
(in Thousands)                          2000    TOTAL     1999    TOTAL
                                      --------  ------  --------  ------
Commercial Loans . . . . . . . . . .  $22,842      43%  $18,922      38%
Real Estate Loans:
     Construction. . . . . . . . . .    7,619      14%    6,395      13%
     Real Estate Mortgage. . . . . .   21,990      42%   24,132      48%
                                      --------          --------
          Total real estate loans. .   29,609            30,527
Installment loans. . . . . . . . . .      418       1%      591       1%
                                      --------  ------  --------  ------
                                       52,869     100%   50,040     100%
Deferred net loan origination costs.        3                62
Allowance for Loan Losses. . . . . .   (1,066)             (853)
                                      --------          --------
          Net Loans. . . . . . . . .  $51,806           $49,249




     The following table shows the amounts of commercial and real estate construction loans outstanding at the end of the year which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year but less than five years, and more than five years. The amounts are classified according to the sensitivity to changes in interest rates.


COMMERCIAL AND CONSTRUCTION LOANS                        DECEMBER 31,
( in thousands)                                              2000
                                                         -------------
COMMERCIAL LOANS
Aggregate maturities of loan balances due:
     In one year or less:
          Interest rates are floating or adjustable . .  $      11,074
          Interest rates are fixed or predetermined . .            779
     After one year but within five years:
          Interest rates are floating or adjustable . .          6,548
          Interest rates are fixed or predetermined . .          2,383
     After five years:
          Interest rates are floating or adjustable . .          2,058
          Interest rates are fixed or predetermined . .              0
                                                         -------------
               Total commercial loans . . . . . . . . .  $      22,842

REAL ESTATE CONSTRUCTION LOANS
Aggregate maturities of loan balances due
     In one year or less:
           Interest rates are floating or adjustable. .  $       7,520
           Interest rates are fixed or predetermined. .              0
     After one year but within five years:
           Interest rates are floating or adjustable. .             99
                                                         -------------
               Total commercial and construction loans.  $      30,461

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

     At December 31, 2000, no loans on nonaccrual, compared with $3,000 at year-end 1999. The reduction in interest income associated with nonaccrual loans was approximately $3,000 during 2000, and $3,000 during 1999. At December 31, 2000 loans past due 90 days or more and still accruing interest were $1,000,000 compared to none at year-end 1999. The Bank had no specific reserves for impaired loans in 2000 or 1999 and in addition, the Bank classified $2,173,000 and $2,318,000, respectively, of its loans without a specific reserve. The average recorded investment of impaired loans during the year ended December 31, 2000 and 1999 was approximately $1,000 and $39,000 respectively. Interest income of $150 was recognized on impaired loans during the year ended December 31, 2000 and no interest income was recognized on impaired loans in 1999. There were no restructured loans at December 31, 2000 or 1999. There were no loans at December 31, 2000 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms, and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date. The Bank has not made loans to borrowers outside the United States. At December 31, 2000, the Company had no loan concentrations exceeding ten percent of total gross loans outstanding.

SUMMARY  OF  LOAN  LOSS  EXPERIENCE
-----------------------------------

     The allowance for loan losses is established by a provision for loan losses charged against current period income. Losses are charged against the allowance when, in management's judgment, the collectability of a loan's principal is doubtful. The accompanying financial statements require the use of management estimates to calculate the allowance for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, the value of collateral and other relative factors. Although management believes the level of the allowance as of December 31, 2000 is adequate to absorb losses inherent in the loan portfolio, decline in the local economy and the possibility of a recession, may result in losses that cannot reasonably be predicted at this date. Such losses may also cause unanticipated erosion of the Bank's capital.


     The following table summarizes the changes in the allowance for loan losses arising from loan losses, recoveries on loans previously charged off and provisions for loan losses charged to operating expense.


LOAN CHARGE-OFFS AND RECOVERIES
(in thousands                                                 2000      1999
                                                            --------  --------
Balance of allowance for loan losses at beginning of year.  $   853   $   733
Loans charged off:
     Commercial. . . . . . . . . . . . . . . . . . . . . .      (80)     (169)
     Real estate . . . . . . . . . . . . . . . . . . . . .        -         -
     Installment . . . . . . . . . . . . . . . . . . . . .    (  28)    (  20)
                                                            --------  --------
        Total loans charged off. . . . . . . . . . . . . .     (108)     (189)

Recoveries of loans previously charged off:
     Commercial. . . . . . . . . . . . . . . . . . . . . .      206       307
     Real estate . . . . . . . . . . . . . . . . . . . . .        -         -
     Installment . . . . . . . . . . . . . . . . . . . . .       15         2
                                                            --------  --------
        Total loan recoveries. . . . . . . . . . . . . . .      221       309
                                                            --------  --------
Net loans charged off. . . . . . . . . . . . . . . . . . .      113       120
Provision charged to operating expense . . . . . . . . . .      100         -
                                                            --------  --------
Balance of allowance for loan losses at end of year. . . .  $ 1,066   $   853

                                                               2000      1999
                                                            --------  --------
Amount of loans outstanding at end of the year . . . . . .  $52,872   $50,102
Average amount of loans outstanding. . . . . . . . . . . .  $52,483   $46,006
Ratio of net charge-offs to average loans outstanding. . .    -0.22%    -0.26%
Ratio of allowance for loan losses at the end of the
     year to average loans outstanding . . . . . . . . . .     2.03%     1.85%
Ratio of allowance for loan losses at the end of the
     year to loans outstanding at the end of the year. . .     2.02%     1.70%





     The  following  table sets forth the Company's allocation of the allowance for loan losses to specific loan  categories  at  the  end  of  the past two years.  The allocations are based upon the same factors as considered  by  management  in  determining  the  amount of additional provisions to the allowance for loan losses  and  the  aggregate  level  of  the  allowance.


ALLOWANCE FOR LOAN LOSSES

  December 31,                                      2000                              1999
                                       --------------------------------   --------------------------------
                                                       PERCENT OF LOANS                   PERCENT OF LOANS
                                       ALLOWANCE FOR   IN EACH CATEGORY   ALLOWANCE FOR   IN EACH CATEGORY
( in thousands)                         LOAN LOSSES     TO TOTAL LOANS     LOAN LOSSES     TO TOTAL LOANS
                                       --------------  -----------------  --------------  -----------------
Commercial loans. . . . . . . . . . .  $          378                43%  $          349                38%
Real  estate loans:
     Construction . . . . . . . . . .             127                14%              99                13%
     Mortgage . . . . . . . . . . . .             553                42%             369                48%
Installment/Consumer loans. . . . . .               8                 1%              36                 1%
                                       --------------  -----------------  --------------  -----------------
     Total allowance for loan losses.  $        1,066               100%  $          853               100%








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

     Although management believes the level of the allowance for loan losses as of December 31, 2000, is adequate to absorb losses inherent in the loan portfolio, currently unanticipated conditions and events, such as additional declines in the local economy and the possibility of a recession, may result in losses that cannot reasonably be predicted at this date.

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


     The distribution of average deposits and the average rates paid thereon is summarized for the periods indicated below:


                                     2000                1999
                               ------------------  ------------------
DEPOSITS                       AVERAGE   AVERAGE   AVERAGE   AVERAGE
(in thousands)                 BALANCE     RATE    BALANCE     RATE
                               --------  --------  --------  --------
Demand, non-interest-bearing.  $ 29,543            $ 27,623
Demand, interest bearing. . .     3,433      1.0%     3,521      0.9%
Money market and savings. . .    28,201      3.9%    25,639      3.3%
Time certificates of deposit.    17,317      5.7%    12,292      4.8%
                               --------            --------
         Total Deposits . . .  $ 78,494            $ 69,075





     The following is a maturity schedule of time certificates of deposit of $100,000 or more at the end of the past two years:


TIME CERTIFICATES OF DEPOSIT                            December 31,
(in thousands)                                         2000     1999
                                                      -------  -------
Three months or less                                  $ 5,538  $ 7,046
Over three months through six months                    4,746    1,904
Over six months through twelve months                   2,191    1,124
Over twelve months                                          -      509
                                                      -------  -------
        Total                                         $12,475  $10,583


The  Bank  had  no  brokered  deposits  at  December  31,  2000  and  1999.


SELECTED  FINANCIAL  RATIOS
---------------------------


The following table sets forth the ratios of net loss to average assets and to average shareholders' equity, and the ratio of average shareholders' equity to average assets.

                                                  2000   1999
Return on average assets . . . . . . . . . . . .  1.24%  0.82%
Return on average shareholders' equity . . . . .  11.5%   7.3%
Average shareholders' equity to average assets .  10.9%  11.3%
Shareholders' equity to total assets at year end  11.3%  10.7%



ITEM  2.  PROPERTIES
--------------------

     The Bank leases 14,900 square feet of office space and 5,600 square feet of retail banking space at 11150 West Olympic Boulevard, Los Angeles, California under a noncancelable operating lease, which expires on August 31, 2002 and has renewal options. The Bank also leases 860 feet of office space at 21241 Ventura Boulevard, Woodland Hills, California, which expires on September 30, 2001. The leases provide for annual rental payments of approximately $608,000 during 2001 and $396,000 in 2002. In addition, the Bank pays its proportionate share of increases in common operating expenses.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     No matters were submitted to shareholders during the fourth quarter of 2000.


                              PART II
                              -------

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------



     The Bancorp's common shares are traded over-the-counter. The high and low market prices for each quarterly period ended December 31, 2000 and 1999 ranged as follows:


                  2000            1999
             -------------     -----------
              High    Low       High   Low
             ------  -----     ----  -----
By Quarter:
First . . .       3  2 1/2        3  2 5/8
Second. . .       3  2 1/2        3  2 7/8
Third . . .  3 5/16  2 7/8        3  2 5/8
Fourth. . .   3 3/8  3 1/8    3 1/8  2 7/8



Principal  market  makers  at  December  31,  2000:

Hoefer  & Arnett, Incorporated                    Sutro & Co., Incorporated
Knight  Securities,  Inc.                         Hill  Thompson  Magid,  L.P.

The Transfer Agent and Registrar is U.S. Stock Transfer Corporation, Glendale, California

At December 31, 2000 there were approximately 271 holders of record of the Company's common shares.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------------------------------
AND  RESULTS  OF  OPERATIONS
----------------------------

FINANCIAL  HIGHLIGHTS  OVERVIEW
     The Company had an outstanding year achieving a return on equity of 11.5% and earnings topping over one million at $1,104,000. Assets increased 12% to $92.9 million while deposits also grew 12%. Loans increased by 6% and shareholders' equity was up 14%. Earnings per share were 29 cents compared to 17 cents in 1999 increasing the book value per share to $2.73 at December 31, 2000.
     The year 2000 brought forth new challenges starting with the century date change, which we were well prepared for and caused us no problems or additional costs, and a heated economy with increasing interest rates. The Company performed well and increased shareholder value.

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME
     Net interest income has always been the main component of total earnings. Interest rates continued their rise that started in mid 1999 increasing till mid-year before leveling off. With the Company being asset sensitive, the increase in rates improved the asset yields and net interest margin that improved from 5.3% in 1999 to 5.8% for 2000.
     The overall yield on earning assets improved from 7.4%, which was the same in 1998 and 1999, to 8.4% for 2000. The loan portfolio generated the largest amount of the increase with interest on loans rising from $3.9 million in 1999 to $5.0 million for 2000, an increase of 30%. Yield on the loan portfolio increased from 8.3% in 1998 to 8.4% in 1999 and 9.6% in 2000 due to increases in the prime lending rate that a majority of the loans are tied to.

     Investment income also increased substantially rising to $1.4 million from $1.1 million earned in 1999, an increase of 23%. This came about from an increase in average investments outstanding in 2000 of $2.9 million and the increase in the investment rates. The yield on the investment portfolio was 5.8% in 1998, 5.7% in 1999 and increased to 6.1% in 2000.
     Interest expense increased significantly from 1998 to 2000. Overall interest cost increased $645 thousand, or 44% during 2000 due to the change in the mix of deposits, an increase of $7.5 million in volume, as well as the increased rates we needed to pay due to market rate increases. The average cost of interest-bearing deposits increased from 3.5% in 1998 to 3.6% in 1999 to 4.3% in 2000.

NONINTEREST  INCOME
     Noninterest income increased by 12% or $60,000 compared to the 13% or $56,000 increase in 1999. Service charges and fees on deposit accounts moderated somewhat in 2000 due to the rise in earnings credit caused by rising rates that is applied to analyzed business accounts.
     Dividends on bank owned life insurance increased 164% or $123,000 due to an increase in our investment in life insurance and a good rate of return that increased the cash value. Other income decreased in 2000 compared to the increase we had in 1999. The 1999 increase was due to a one-time recovery of service charges from the settlement of a legal case.

NONINTEREST  EXPENSE
     Noninterest related expenses increased by 8% over 1999. Employee related expenses were reflective of the costs for a full year's operation of the loan production office and construction loan department, which opened in the latter part of 1999. The year 2000 also included additional expenses for employee training and employee benefit plans.
     Occupancy costs increased for 2000 due mainly to the costs of the loan production office. The Company plans to upgrade this office to a full service branch in the second half of 2001. This will increase occupancy and human resource expenses in the latter part of 2001.
     Professional services, business promotion, stationary and supplies and equipment costs all decreased during 2000. 1999's expenses reflected the additional costs associated with Y2K. Other expenses were also down 9%. Customer related expenses were up due the increased costs of servicing business demand deposit accounts and an increased number of new business relationships.

CREDIT  RISK  MANAGEMENT
     Credit risk is an intrinsic part of commercial banking and a weak economy in 2001 could cause problems. The Company has credit policies designed to manage and regulate credit risk and to minimize the level of losses incurred.
     Credit policies require the extensive evaluation of new credit requests and continuing review of existing credits in order to identify, monitor and quantify evidence of deterioration of quality or potential loss in a timely manner. Credit review is done both by management and an outside third-party credit review firm. Reviews of current economic conditions, previous loan loss experience, composition of the portfolio, industry trends and many other relative factors are used in determining the allowance for credit losses.
     Nonperforming loans, which consist of loans past due over 90 days plus loans on nonaccrual, totaled $1,000,000, which represents 1.9% of total loans outstanding at December 31, 2000 versus $3,000 or .01% of outstanding loans at year-end 1999. Loans classified by the Bank as doubtful or substandard at year-end 2000 equaled $2,173,000 versus $2,318,000 at year-end 1999 a reduction of 6.3%.
     The allowance for credit losses, that buffers the credit risk in the lending process, is decreased by the amount of loans charged off and is increased by the provision for credit losses charged against income and by recoveries. There is no precise method of predicting which loans may ultimately be charged off; and the conclusion that a loan may become uncollectable, in whole or in part, is a matter of judgement. Similarly, the adequacy of the allowance and accompanying provision for credit losses can be determined only on a judgmental basis after full review, including consideration of economic conditions and their effects on specific borrowers, the borrowers' financial data, and evaluation of any underlying collateral enhancing the credit. For 2000 the Company also took into consideration the possible effect of energy costs on our borrowers.
     Taking into consideration our assessment of the quality of the loan portfolio, and the other factors previously discussed along with the weakness in the economy and increased loan volume prompted the company to slowly increase the reserve for credit losses. A provision of $100,000 was made in 2000 and the reserve increased from net recoveries for the year. This compares to no provision for 1999, due to large recoveries, and a $56,000 provision in 1998. Loans totaling $108,000 were charged off during the year, and $221,000 was recovered increasing the reserve for credit losses to $1,066,000. The reserve at December 31, 2000 was 2.0% of gross loans compared to 1.7% of gross loans outstanding at December 31, 1999 and 1.6% in 1998.

ASSETS  AND  LIABILITIES
     This was a growth year for the Company with assets totaling $92.9 million, an increase of $9.8 million or 12%. The asset growth was funded by increases in total deposits of $8.3 million or 12% over the $71.5 million in deposits at year-end 1999. Average assets outstanding also increased by 13% to $88.8 million.
     Asset growth was spread between growth in loans as well as growth in the investment portfolio. The average loans outstanding increased from $46.0 million in 1999 to $52.5 million in 2000 with the commercial and construction lending portfolios increasing the most. Average investment securities increased from $19.3 million to $22.2 million in 2000.
     Deposit growth came from both interest-bearing and noninterest-bearing deposits. Noninterest -bearing demand deposits increased $2.4 million brining the total to 37% of deposits while interest-bearing deposits grew $6.0 million and represented 63% of total deposits. Time certificates of deposit had the most impact increasing $4.1 million or 27% and having the highest cost of funds. With depositors looking for higher yields, the mix of deposits should continue to trend towards interest-bearing deposits growing faster in the future.


LIQUIDITY  AND  CAPITAL

ASSET/LIABILITY  MANAGEMENT
     The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings and on shareholders' equity. Management uses three different measurement processes to quantify and measure its interest rate risk: gap analysis, net interest income simulation and present value of equity analysis. Gap analysis measures interest rate risk in terms of the mismatch between the stated repricing and maturities of the Company's earning assets and liabilities within defined time frames. Net interest income simulation measures the change in income from drops or increases in interest rates in the market place and the present value of equity is used to provide information on the price sensitivity of shareholders' equity to changes in interest rates.
     In order to appropriately reflect the repricing structure of the Company's balance sheet, management has made certain adjustments to the balances reflected in the following table to account for the behavioral characteristics of certain core deposits that do not have specified contractual maturities (i.e., checking with interest, savings, money markets). In addition, the investment portfolio is shown as repricing at specified call date, if applicable, and not maturity date. The cumulative one-year gap position shown in the following interest rate sensitivity table reflects asset sensitivity of $18 million or 21% of earning assets at year-end. This means that the Company is asset sensitive and that an increase in interest rates would likely cause earnings to increase, as a larger portion of assets than liabilities would reprice in 2000, and a decrease in rates would decrease earnings.
     Loans and deposits that can immediately adjust either contractually or because they are tied to the prime rate or other indexes, which can change at any time, are included in the zero to three-month category. The remaining assets and liabilities are categorized by either the next time the asset or liability may be repriced or the maturity date, whichever is sooner. The Company does not use off-balance sheet interest rate instruments to hedge interest rate risk, but does employ interest rate floors on adjustable rate loans. The floors help to mitigate the loss of net interest income in a declining rate environment.

CAPITAL
     The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. The Company and bank meet all regulatory guidelines and the bank is considered "well capitalized" under the regulations. The Company increased capital to $10,455,000 at year-end 2000, which was a 14% improvement over 1999. The capital was increased from the retained earnings generated and an improvement in the unrealized value of investment securities available for sale. The bank's total risk-based capital to asset ratio at year-end was 15.9% and the Tier I leverage ratio was 11.5%. A further analysis of the capital position is covered in Note L.



INTEREST  RATE  SENSITIVITY


                                    0-3      4-6     7-12      1-5      5+
(In thousands)                     Months   Months   Months    Years   Years    Total
---------------------------------  -------  -------  -------  -------  ------  -------
Assets
       Securities . . . . . . . .  $ 7,277  $   642  $ 2,044  $13,764  $  813  $24,540
       Fed funds sold . . . . . .    7,265        -        -        -       -    7,265
       Cash value life insurance.    1,411        -    2,256        -       -    3,667
       Loans . . . . . . . . . . .  42,040    1,606    1,751    6,378   1,097   52,872
---------------------------------  -------   -------  ------  -------  -------  -------
       TOTAL EARNING ASSETS . . .  $57,993  $ 2,248  $ 6,051  $20,142  $1,910  $88,344
---------------------------------------------------------------------------------------

Sources
       Savings. . . . . . . . . .       33       33       66      528     264      924
       Checking with interest . .      179      179      357    2,864       -    3,579
       Money market . . . . . . .   26,304        -        -        -       -   26,304
       Time CD's. . . . . . . . .    8,743    6,597    3,772       66       -   19,178
       Demand deposits                  -         -       -        -   29,900   29,900
       FHLB borrowing . . . . . .    1,800        -       -        -        -    1,800
                                   -------   -------  ------  -------  -------  -------
       TOTAL SOURCES. . . . . . .  $37,059  $ 6,809  $ 4,195  $ 3,458 $30,164  $81,685
---------------------------------------------------------------------------------------

Cumulative Gap. . . . . . . . . .  $20,934  $16,373  $18,229  $34,913  $6,659

Gap as a percent of total
      earning assets. . . . . . .     23.7     18.5     20.6     39.5     7.5


LIQUIDITY  MANAGEMENT
     The objective of liquidity management is the ability to maintain cash flow sufficient to meet the needs of depositors and borrowers and to fund its operations. The Company continues to have a stable base of core deposits that provide a low-cost source of stable funds. These deposits fluctuate but management maintains a weekly report of the balances of its largest volume customers to correctly gauge balance fluctuations.
     The statement of cash flows shows the Company generated cash from operating activities of $1,127,000 and $8,276,000 was from financing activities. The cash generated was used mainly to fund the increased loan portfolio and an increase in the investment portfolio. Cash and cash equivalents increased $2,049,000 for the year. Liquidity remains adequate for the Company's needs and gives the Company the ability to deal with any deposit fluctuations as well as providing funds for increasing the loan portfolio. The Bank has available lines of credit to purchase fed funds with two correspondent banks and the ability to borrow at both the Federal Reserve Bank and Federal Home Loan Bank to supplement liquidity if needed.




ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
                                                                      December 31,
ASSETS                                                                    2000
                                                                  --------------------
Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . .  $         3,675,000
Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . .            7,265,000
                                                                  --------------------
        TOTAL CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .           10,940,000

Interest-Bearing Deposits With Financial Institutions. . . . . .                    -

Investment Securities:
   Securities Available for Sale . . . . . . . . . . . . . . . .            9,333,000
   Securities Held to Maturity . . . . . . . . . . . . . . . . .           15,207,000
                                                                  --------------------
        TOTAL INVESTMENT SECURITIES. . . . . . . . . . . . . . .           24,540,000

Federal Home Loan and Federal Reserve Bank stock, at cost. . . .              375,000

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           52,872,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . .   (        1,066,000)
                                                                  --------------------
       NET LOANS . . . . . . . . . . . . . . . . . . . . . . . .           51,806,000
Premises and Equipment . . . . . . . . . . . . . . . . . . . . .              263,000
Cash Surrender Value of Life Insurance . . . . . . . . . . . . .            3,667,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . .            1,325,000
                                                                  --------------------
       TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $        92,916,000
                                                                  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-Bearing Demand. . . . . . . . . . . . . . . . . .  $        29,900,000
   Interest-Bearing Demand . . . . . . . . . . . . . . . . . . .            3,579,000
   Money Market and Savings. . . . . . . . . . . . . . . . . . .           27,228,000
   Time Deposits Under $100,000. . . . . . . . . . . . . . . . .            6,703,000
   Time Deposits $100,000 and Over . . . . . . . . . . . . . . .           12,475,000
                                                                  --------------------
       TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . .           79,885,000

Accrued Interest and Other Liabilities . . . . . . . . . . . . .              776,000
Federal Home Loan Bank Advance . . . . . . . . . . . . . . . . .            1,800,000
                                                                  --------------------
       TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .           82,461,000
Commitments and Contingencies - Note I

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      3,838,019 Shares Issued and Outstanding at December 2000 .           13,675,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .      (     3,215,000)
   Accumulated Other Comprehensive Income - Net Unrealized
       Losses on Available-for-Sale Securities . . . . . . . . .      (         5,000)
                                                                  --------------------
       TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . .           10,455,000
                                                                  --------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .  $        92,916,000
                                                                  ====================


See  accompanying  notes  to  consolidated  financial  statements.


CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                                        Year Ended December 31,
                                                                              2000            1999
                                                          -------------------------  --------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . . . . .  $              5,040,000   $   3,882,000
    Interest on Investment Securities - Taxable. . . . .                 1,362,000       1,104,000
    Other Interest Income. . . . . . . . . . . . . . . .                   358,000         280,000
                                                          -------------------------  --------------
       TOTAL INTEREST INCOME . . . . . . . . . . . . . .                 6,760,000       5,266,000
INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . . . . .                    33,000          33,000
    Interest on Money Market and Savings . . . . . . . .                 1,100,000         852,000
    Interest on Time Deposits. . . . . . . . . . . . . .                   986,000         590,000
    Other Interest Expense . . . . . . . . . . . . . . .                     3,000           1,000
                                                          -------------------------  --------------
       TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .                 2,122,000       1,476,000
                                                          -------------------------  --------------

NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .                 4,638,000       3,790,000
Provision for Credit Losses. . . . . . . . . . . . . . .                   100,000               -
                                                          -------------------------  --------------
       NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES. . . . . . . . . .                 4,538,000       3,790,000
                                                          -------------------------  --------------
NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . . . . .                   267,000         281,000
    Dividends on Cash Surrender Value of Life Insurance.                   198,000          75,000
    Other Noninterest Income . . . . . . . . . . . . . .                    92,000         141,000
                                                          -------------------------  --------------
       TOTAL NONINTEREST INCOME. . . . . . . . . . . . .                   557,000         497,000
                                                          -------------------------  --------------
NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . . . . .                 2,095,000       1,810,000
    Occupancy Expenses . . . . . . . . . . . . . . . . .                   559,000         539,000
    Furniture and Equipment. . . . . . . . . . . . . . .                   102,000         114,000
    Professional Services. . . . . . . . . . . . . . . .                    89,000         138,000
    Business Promotion . . . . . . . . . . . . . . . . .                    58,000          68,000
    Stationery and Supplies. . . . . . . . . . . . . . .                    45,000          58,000
    Data Processing Services . . . . . . . . . . . . . .                   294,000         275,000
    Customer Related Expenses. . . . . . . . . . . . . .                   320,000         264,000
    Insurance and Assessments. . . . . . . . . . . . . .                   154,000         126,000
    Legal Fees and Costs . . . . . . . . . . . . . . . .                   114,000         112,000
    Other Expenses . . . . . . . . . . . . . . . . . . .                   273,000         299,000
                                                          -------------------------  --------------
       TOTAL NONINTEREST EXPENSE . . . . . . . . . . . .                 4,103,000       3,803,000
                                                          -------------------------  --------------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . .                   992,000         484,000
Income Taxes (Benefit) . . . . . . . . . . . . . . . . .              (    112,000)   (    161,000)
                                                          -------------------------  --------------
       NET INCOME. . . . . . . . . . . . . . . . . . . .  $              1,104,000   $     645,000
                                                          =========================  ==============
Per Share Data:
       Net Income - Basic. . . . . . . . . . . . . . . .  $                   0.29   $        0.17
       Net Income - Diluted. . . . . . . . . . . . . . .  $                   0.29   $        0.17







See  accompanying  notes  to  consolidated  financial  statements.


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                                   Year Ended December 31,
                                                                                 -------------------------
                                                                                  2000                  1999
                                                                        -------------------------  ---------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               1,104000   $      645,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
      (Used) by Operating Activities:
         Depreciation and Amortization . . . . . . . . . . . . . . . .                   122,000          136,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . .                   100,000                -
         Deferred Taxes. . . . . . . . . . . . . . . . . . . . . . . .             (     136,000)     (   173,000)
         Net Amortization of Premiums and Discounts
            on Investment Securities . . . . . . . . . . . . . . . . .             (      28,000)          12,000
         Net Change in Deferred Loan Origination Fees. . . . . . . . .                    59,000          152,000
         Net Increase in Cash Surrender Value of Life Insurance. . . .             (     173,000)     (    64,000)
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities . . . . . . . . . . . . . . . . . .                    79,000          140,000
                                                                        -------------------------  ---------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . .                 1,127,000          848,000
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with Financial Institutions                   100,000     (    100,000)
   Purchases of  Available-for-Sale Securities . . . . . . . . . . . .              ( 12,004,000)    (  8,464,000)
   Purchases of Held-to-Maturity Securities. . . . . . . . . . . . . .              (  7,333,000)    (  3,801,000)
   Proceeds from Maturities of Available-for-Sale Securities . . . . .                10,000,000        4,500,000
   Proceeds from Maturities of Held-to-Maturity Securities . . . . . .                 4,487,000        5,138,000
   Proceeds from Sale of Available-for-Sale Securities . . . . . . . .                 2,000,000          991,000
   Purchase of Federal Home Loan & Federal Reserve Bank Stock. . . . .              (     24,000)    (    234,000)
   Proceeds from Redemption of Federal Home Loan Bank Stock. . . . . .                   131,000                -
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . .              (  2,716,000)    (  7,142,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . .              (  1,935,000)    (    215,000)
   Purchases of Premises and Equipment . . . . . . . . . . . . . . . .              (     60,000)    (    115,000)
                                                                        -------------------------  ---------------
         NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . .              (  7,354,000)    (  9,442,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . .                 4,200,000        4,617,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . .                 4,130,000        1,720,000
   Net Change in Federal Home Loan Bank Advance. . . . . . . . . . . .             (      75,000)       1,875,000
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . .                    21,000           24,000
         NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .                 8,276,000        8,236,000
                                                                        -------------------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .                 2,049,000     (    358,000)
Cash and Cash Equivalents at Beginning of Year . . . . . . . . . . . .                 8,891,000        9,249,000
                                                                        -------------------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . .  $             10,940,000   $    8,891,000
                                                                        =========================  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              1,985,000   $    1,483,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . .  $                 21,000   $        2,000

See  accompanying  notes  to  consolidated  financial  statements.

31






CONSOLIDATED  STATEMENT  OF  CHANGES  IN  SHAREHOLDER'S  EQUITY


                                                                                         Accumulated
                               Common Shares                                               Other
                              ---------------------    Comprehensive    Accumulated     Comprehensive
                              Shares         Amount       Income           Deficit         Income           Total
                              ----------------------  ---------------  --------------  ---------------  ------------
BALANCE, JANUARY 1, 1999 . .   3,820,819 $13,630,000                  (  4,964,000)  $(       8,000)   $ 8,658,000

Exercise of Stock Options. .       9,200      24,000                                                        24,000

COMPREHENSIVE INCOME:
  Net Income                                         $      645,000         645,000                        645,000
  Net Unrealized Loss
     on Available- for -Sale
     Securities                                          ( 191,000)                      (  191,000)    ( 191,000)
                                                     ---------------
TOTAL COMPREHENSIVE INCOME                           $      454,000
                                                     ===============

BALANCE, DECEMBER 31, 1999 .   3,830,019  13,654,000                  (  4,319,000)      (  199,000)     9,136,000

Exercise of Stock Options. .       8,000      21,000                                                        21,000

COMPREHENSIVE INCOME:
  Net Income                                         $    1,104,000       1,104,000                      1,104,000
  Net Unrealized Loss
    on Available-For-Sale
    Securities                                              194,000                          194,000       194,000
                                                     ---------------
TOTAL COMPREHENSIVE INCOME                           $    1,298,000
                                                     ===============
                              ----------  -----------                 --------------  ---------------  -----------
BALANCE, DECEMBER 31, 2000 .   3,838,019  $13,675,000                 $(  3,215,000)  $(       5,000)  $10,455,000
                              =============  ===========              ==============  ===============  ===========


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

Nature  of  Operations
----------------------

The Bank has been organized as a single reporting segment and operates a branch office, a loan production office, and corporate headquarters located in the west side of the City of Los Angeles. The Bank offers a wide range of commercial banking services primarily to professionals and small to medium size companies located throughout the greater Los Angeles area.

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

Cash  and  Due  From  Banks
---------------------------

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2000.

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

Allowance  for  Credit  Losses
------------------------------

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Quarterly detailed reviews are performed to identify the risks inherent in their loan portfolio, assess the overall quality of their loan portfolio and to determine the adequacy of their allowance for loan losses and the related provision for loan losses to be charged to expense. Loans identified as less than acceptable are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, the Bank considers the inherent risk present in the acceptable portion of their loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  B  -  INVESTMENT  SECURITIES


The  following  is a summary of data for the major categories of securities as of December 31, 2000:


                                                          Gross        Gross             Estimated
                                             Amortized    Unrealized   Unrealized        Fair
                                             Cost         Gains        Losses            Value
                                             -----------  -----------  ----------------  -----------
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 2000:
      U.S. Government and Agency Securities  $ 5,077,000  $    31,000  $ (      30,000)  $ 5,078,000
      Other . . . . . . . . . . . . . . . .    4,261,000       15,000    (      21,000)    4,255,000
                                             -----------  -----------  ----------------  -----------

                                             $ 9,338,000  $    46,000  $(       51,000)  $ 9,333,000
                                             ===========  ===========  ================  ===========

HELD-TO-MATURITY SECURITIES:
   DECEMBER 31, 2000:
      U. S. Treasury Securities . . . . . .  $   501,000  $     4,000  $             -   $   505,000
      U.S. Government and Agency Securities    6,597,000       64,000    (      21,000)    6,640,000
      Municipal Securities. . . . . . . . .    4,679,000        7,000    (      40,000)    4,646,000
      Mortgage-Backed Securities. . . . . .    3,430,000       51,000    (      11,000)    3,470,000
                                             -----------  -----------  ----------------  -----------

                                             $15,207,000  $   122,000  $ (      72,000)  $15,261,000
                                             ===========  ===========  ================  ===========



Investment securities carried at approximately $3,984,000 at December 31, 2000, were pledged to secure public deposits and other purposes as required by law.

The actual maturity of mortgage-backed securities my differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

Gross realized loss on sale of available-for-sale securities was $9,000 at December 31, 1999.



The  scheduled  maturities of securities held to maturity and securities available for sale at
December 31, 2000, were as follows:

                                 Available-for-Sale Securities:                Held-to-Maturity Securities:
                                 -------------------------------               -----------------------------
                                 Amortized                                     Amortized
                                 Cost                 Fair Value               Cost               Fair Value
                                 -------------------------------               -----------------------------
Due in One Year or Less . . . .  $        2,998,000  $ 2,998,000               $      2,259,000  $ 2,251,000
Due From One Year to Five Years           6,340,000    6,335,000                      9,518,000    9,540,000
Mortgage-Backed Securities. . .                   -            -                      3,430,000    3,470,000
                                 -------------------------------               -----------------------------

                                 $        9,338,000  $ 9,333,000               $     15,207,000  $15,261,000
                                 ===============================               =============================

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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



The  following  is  a  summary  of the components of loans at December 31, 2000:


                               2000
                            -----------
Commercial Loans . . . . .  $22,842,000
Real Estate - Construction    7,619,000
Real Estate - Other. . . .   21,990,000
Consumer . . . . . . . . .      418,000
                            -----------
                             52,869,000
Net Deferred Loan Costs. .        3,000
                            -----------

                            $52,872,000
                            ===========



The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:


                                                2000    1999
                                               ------  -------
Recorded Investment in Impaired Loans . . . .  $    -  $     -
                                               ======  =======

Related Allowance for Credit Losses . . . . .  $    -  $     -
                                               ======  =======

Average Recorded Investment in Impaired Loans  $1,000  $39,000
                                               ======  =======

Interest Income Recognized from Cash Payments  $    -  $     -
                                               ======  =======



A  summary  of  changes  in  the  allowance  for  credit  losses  follows:


                              2000         1999
                           -----------  ----------
Balance, January 1. . . .  $  853,000   $ 733,000
Provision for Loan Losses     100,000           -
Loans Charged Off . . . .    (108,000)   (189,000)
Recoveries. . . . . . . .     221,000     309,000
                           -----------  ----------
Balance, December 31. . .  $1,066,000   $ 853,000
                           ===========  ==========


NOTE  G  -  INCOME  TAXES

The income tax provision (benefit) for the years ended December 31, 2000 and 1999 is comprised of the following:


                                      2000         1999
                                   -----------  -----------
Current Taxes:
   Federal. . . . . . . . . . . .  $   18,000   $    9,000
   State. . . . . . . . . . . . .       6,000        3,000
                                   -----------  -----------
                                       24,000       12,000
Deferred. . . . . . . . . . . . .     321,000      175,000
Net Change in Valuation Allowance    (457,000)    (348,000)
                                   -----------  -----------

                                   $( 112,000)  $( 161,000)
                                   ===========  ===========

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $2,421,000 which expire in 2008 - 2018. For state income tax purposes, the Company has incurred net operating loss carryforwards of approximately $353,000, which expire in 2001 - 2003, to offset future taxes payable, adjusted for the fifty percent reduction, as required by state tax law.



At December 31, 2000, the components of the net deferred tax asset are comprised of the following:


                                                                 2000
                                                           -----------------
Deferred Tax Assets:
    Allowance for Credit Losses Due to Tax Limitations. .  $        422,000
    Net Operating Loss and Tax Credit Carryforwards . . .         1,015,000
    Premises and Equipment Due to Depreciation Difference            97,000
    Other Assets/Liabilities. . . . . . . . . . . . . . .           118,000
                                                           -----------------
                                                                  1,652,000

Valuation Allowance . . . . . . . . . . . . . . . . . . .   (     1,141,000)

Deferred Tax Liabilities:
    Other Assets/Liabilities. . . . . . . . . . . . . . .   (         2,000)
                                                           -----------------
                                                            (         2,000)
                                                           -----------------

Net Deferred Assets . . . . . . . . . . . . . . . . . . .  $        509,000
                                                           =================

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



The principal reasons for the difference between the federal statutory income tax rate of 34% in 2000 and 1999 and income tax expense (benefit) for the years ended December 31, 2000 and 1999 are as follows:


                                                     2000            1999
                                                --------------  --------------
Tax Expense at Statutory Rate. . . . . . . . .  $     337,000   $     164,000
State Franchise Tax Net of Federal Tax Benefit         60,000          31,000
Reduction of Valuation Allowance . . . . . . .    (   457,000)    (   348,000)
Expired State Net Operating Losses . . . . . .              -           4,000
Other, Net . . . . . . . . . . . . . . . . . .    (    52,000)    (    12,000)
                                                --------------  --------------

Tax Benefit. . . . . . . . . . . . . . . . . .  $ (   112,000)  $ (   161,000)
                                                ==============  ==============




NOTE  H  -  EARNINGS  PER  SHARE  (EPS)


The following is a reconciliation of net income and shares outstanding to the income and number of share used to compute EPS:

                                         2000                 1999
                                ----------------------  -------------------
                                  Income      Shares     Income    Shares
                                -----------  ---------  --------  ---------
Net Income as Reported . . . .  $ 1,104,000             $645,000
Weighted Average Shares
   Outstanding During the Year               3,836,558            3,826,668
                                             ---------            ---------
      USED IN BASIC EPS. . . .    1,104,000  3,836,558   645,000  3,826,668
Dilutive Effect of Outstanding
   Stock Options . . . . . . .            -          -         -          -
                                -----------  ---------  --------  ---------
      USED IN DILUTIVE EPS . .  $1,104,0000  3,836,558  $645,000  3,826,668
                                ===========  =========  ========  =========

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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



The following is a summary of contractual or notional amounts of financial instruments with off balance sheet risk as of December 31, 2000.


                                 2000
                              -----------
Commitments to Extend Credit  $17,743,000
Letters of Credit. . . . . .      796,000
                              -----------

                              $18,539,000
                              ===========


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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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


                                       2000                   1999
                                    --------------------   --------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                    Shares      Price      Shares      Price
                                    ----------  ---------  ----------  ---------

Outstanding at Beginning of Year .    476,896   $    3.63    408,956   $    3.77
Granted. . . . . . . . . . . . . .     18,958   $    3.02     83,500   $    2.30
Exercised. . . . . . . . . . . . .  (   8,000)  $    2.66  (   9,200)  $    2.58
Forfeited. . . . . . . . . . . . .   ( 18,301)  $    6.31  (   6,360)  $    4.03
                                    ----------             ----------
Outstanding at End of Year . . . .    469,553   $    3.54    476,896   $    3.63
                                    ==========             ==========

Weighted-Average Fair Value of
   Options Granted During the Year              $    1.74              $    1.78




The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free rates of 6.00% for 2000 and 5% for 1999; volatility of 34% for 2000 and 31% for 1999; and expected lives of ten years.



The  following table summarizes information about fixed options outstanding at December 31, 2000:



                             Options Outstanding                      Options Exercisable
                ------------------------------------------------  ------------------------------
                                     Weighted-         Weighted                        Weighted-
                                     Average           Average                         Average
Exercise . . .  Number               Remaining         Exercise   Number               Exercise
Price. . . . .  Outstanding          Contractual Life  Price      Exercisable          Price
--------------  -------------------  ----------------  ---------  -------------------  ----------
2.00 to $2.99              101,300        8.34         $    2.82               38,900  $     2.72
3.00 to $3.99              339,253        7.50         $    3.71              132,476  $     3.73
4.00 to $5.99               29,000        6.48         $    4.08               17,700  $     4.11
                -------------------                               -------------------
                           469,553        7.62         $    3.54              189,076  $     3.56
                ===================                               ===================


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  J  -  STOCK  OPTION  PLAN  -  CONTINUED

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income
(loss) and income (loss) per share for the year ended December 31, 2000 and 1999 would have been changed to the pro forma amounts indicated below:

                                          2000      1999
                                    ----------  --------
Net Income to Common Shareholders:
   As Reported . . . . . . . . . .  $1,104,000  $645,000
   Pro Forma . . . . . . . . . . .  $  951,000  $499,000

Per Share Data:
   Net Income - Basic
      As Reported. . . . . . . . .  $     0.29  $   0.17
      Pro Forma. . . . . . . . . .  $     0.25  $   0.13

   Net Income - Diluted
      As Reported. . . . . . . . .  $     0.29  $   0.17
      Pro Forma. . . . . . . . . .  $     0.25  $   0.13


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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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


The estimated fair value of financial instruments at December 31 is summarized as follows (dollar amounts in thousands):

                                                               2000
                                                     -------------------------
                                                     Carry Value   Fair Value
                                                     ------------  -----------
Financial Assets:
   Cash and Due From Banks. . . . . . . . . . . . .  $      3,676  $     3,676
   Federal Funds Sold . . . . . . . . . . . . . . .  $      7,265  $     7,265
   Investment Securities. . . . . . . . . . . . . .  $     24,540  $    24,594
   Federal Home Loan and Federal Reserve Bank Stock  $        375  $       375
   Loans, Net . . . . . . . . . . . . . . . . . . .  $     51,806  $    51,739
   Cash Value of Life Insurance . . . . . . . . . .  $      3,667  $     3,667

Financial Liabilities:
   Deposits . . . . . . . . . . . . . . . . . . . .  $     79,885  $    79,890
   Federal Home Loan Bank Advance . . . . . . . . .  $      1,800  $     1,800

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.


As  of  December 31, 2000, the most recent notification from the Federal Deposit
Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                         Amount of Capital Required
                                               ---------------------------------------------------
                                                  To Be Categorized as      To Be Categorized as
                              Actual             Adequately Capitalized       Well-Capitalized
                         --------------------  ------------------------  -------------------------
                         Amount   Percentage     Amount      Percentage    Amount      Percentage
                         -------  -----------  ------------------------  -----------   -----------
AS OF DECEMBER 31, 2000
   Total Risk-Based . .  $11,345        15.9%    $  5,720       8.0%       $ 7,150        10.0%
   Tier 1 Risk-Based. .  $10,449        14.6%    $  2,860       4.0%       $ 4,290         6.0%
   Tier 1 Leverage. . .  $10,449        11.5%    $  3,624       4.0%       $ 4,530         5.0%


The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4.0% and 4.0%, respectively. Its total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets was 15.9%, 14.6%, and 11.5%, respectively, at December 31, 2000.

                                       57
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  M  -  CONDENSED  FINANCIAL  INFORMATION  OF  PARENT  COMPANY  ONLY

Marathon  Bancorp  operates  Marathon National Bank.  The earnings of the subsidiary are recognized on the equity  method  of  accounting.  Condensed  financial  statements of the parent company only are presented below:

                                                                                         December 31,
CONDENSED BALANCE SHEETS                                                                             2000
                                                                                         -----------------
ASSETS
Cash in Marathon National Bank                                                           $          4,000
Investment in Marathon National Bank                                                           10,444,000
Other Assets                                                                                        7,000
TOTAL ASSETS                                                                             $     10,455,000
                                                                                         =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Expenses                                                                         $              -
Shareholders' Equity
   Common Shares                                                                               13,675,000
   Accumulated Deficit                                                                    (     3,215,000)
   Accumulated Other Comprehensive Income                                                 (         5,000)
TOTAL SHAREHOLDERS' EQUITY                                                                     10,455,000
                                                                                         -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $     10,455,000
                                                                                         =================

                                                              Year Ended December 31,
                                                              -------------------------
CONDENSED STATEMENTS OF OPERATIONS . . . . . . . . . . . . .                      2000               1999
                                                              -------------------------  -----------------
Dividend from Marathon National Bank . . . . . . . . . . . .  $                      -   $         20,000
Operating Expenses, net of Tax Benefit . . . . . . . . . . .            (       18,000)   (        21,000)
Equity in Undistributed Net Income of Marathon National Bank                 1,122,000            646,000
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  $              1,104,000   $        645,000
                                                              =========================  =================

                                                              Year Ended December 31,
                                                              -------------------------
CONDENSED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . .                      2000               1999
                                                              -------------------------  -----------------
OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  $              1,104,000   $        645,000
Adjustments to Reconcile Net Income to Net Cash Used by
   Operating Activities - Equity in Net Income
   of Marathon National Bank . . . . . . . . . . . . . . . .            (    1,122,000)    (      666,000)
Net Change in Other Assets and Other Liabilities . . . . . .            (       16,000)    (       10,000)
                                                              -------------------------  -----------------
NET CASH USED BY OPERATING ACTIVATES . . . . . . . . . . . .            (       34,000)    (       31,000)

INVESTING ACTIVITIES
Dividend from Marathon National Bank . . . . . . . . . . . .                         -             20,000
Investment in Marathon National Bank                                                                    -
NET CASH USED BY INVESTING ACTIVITIES. . . . . . . . . . . .                         -             20,000

FINANCING ACTIVITIES
Proceeds from Exercise of Stock Options. . . . . . . . . . .                    21,000             24,000
Proceeds from Issuance of Common Shares. . . . . . . . . . .                         -                  -
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . .                    21,000             24,000
                                                              -------------------------  -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .            (       13,000)            13,000
Cash and Cash Equivalents at Beginning of Year . . . . . . .                    17,000              4,000
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . .  $                  4,000   $         17,000
                                                              =========================  =================

INDEPENDENT  AUDITORS'  REPORT


The  Board  of  Directors  and  Shareholders
Marathon  Bancorp

We have audited the accompanying consolidated balance sheet of Marathon Bancorp and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the two years ended December 31, 2000. These consolidated financial statements are the responsibility of the Marathon Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marathon Bancorp and Subsidiary as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


 Vavrinek, Trine, Day & Co. LLP
-------------------------------
 Vavrinek, Trine, Day & Co. LLP

Laguna  Hills,  California
January  16,  2001

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     No  information  is  required  in  response  to  this  item.

                                  PART III
                                  --------
ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

     DIRECTORS:

                                                                                               DIRECTOR
NAME . . . . . . . . . . . . .  POSITION WITH COMPANY                                          SINCE
------------------------------  -------------------------------------------------------------  --------
Nikolas Patsaouras (1) (2) (3)  Chairman of the Board of the Company and Bank                      1982
Robert Abernethy (2) . . . . .  Director                                                           1983
Craig D. Collette(3) . . . . .  President and Chief Executive Officer of the Company and Bank      1997
Frank W. Jobe, M.D.. . . . . .  Director                                                           1985
C. Thomas Mallos (1) (2) (3) .  Director                                                           1982
Robert l. Oltman  (1) (2) (3).  Director                                                           1982
Ann Pappas (1) (2) (3) . . . .  Director                                                           1982

(1)     Member  of  the  Audit  Committee
(2)     Member  of  the  Executive  and  Compensation  Committee.
(3)     Member  of  the  Loan  Committee.


EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK WERE:
NAME               POSITION                                                                   AGE
-----------------  -------------------------------------------------------------------------  ---
Craig D. Collette  President and Chief Executive Officer of the Company and Bank               58
Timothy J. Herles  Executive Vice President and Senior Credit Officer of the Bank              59
Howard J. Stanke.  Executive Vice President, Chief Financial Officer of the Company and Bank   52
Adrienne Caldwell  Executive Vice President, Operations Administration of the Bank             58

     CRAIG D. COLLETTE has been the President and Chief Executive Officer of the Company and Bank since January 1997. Mr. Collette has been a banker for 30 years in the Southern California banking community. Prior to joining the Bank, Mr. Collette was President, COO and Director of TransWorld Bank, Sherman Oaks, CA and, for approximately 18 years, was President, CEO and Director of Landmark Bank, La Habra, CA

     TIMOTHY J. HERLES has been Executive Vice President of the Bank since April 1983, and has served in various positions including Cashier, Chief Administrative Officer, Compliance Officer and Senior Credit Officer, which position he currently holds.

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

     ADRIENNE CALDWELL has been Executive Vice President-Operations Administration of the Bank since March 1986.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     The  following  table sets forth a comprehensive overview of the compensation of the Bank's executive officers  with  salary  and  bonus  exceeding  $100,000  during  the  fiscal year ended December 31, 2000.
Comparative  data  is  also  provided  for  the  previous  three  fiscal  years.

                                                             Other
                                                             Annual     Restricted             All Other
Name and                                                     Compen-      Stock                 Compen-
Principal                                Salary     Bonus    sation      Award(s)    Options/   sation
Position. . . . . . . . . . . . .  Year    ($)      ($)      ($)(1)        ($)         SARs       ($)
---------------------------------  ----  ---------  -------  ---------  -----------  --------  -----------

Craig D. Collette (3) . . . . . .  2000  $ 174,100  $ 8,400  $  8,400             0         0  $ 85,013(2)
President and . . . . . . . . . .  1999  $ 173,000  $ 5,600  $  8,400             0    11,000  $ 72,069(2)
Chief Executive Officer . . . . .  1998  $ 170,000  $     0  $  8,400             0     5,000  $    5,199
Of the Company and the Bank

Timothy J. Herles . . . . . . . .  2000  $ 106,593  $ 6,650  $  8,400             0     5,512  $ 28,914(3)
Executive Vice President and. . .  1999  $ 106,593  $ 4,100  $  8,400             0     8,000  $    4,539
Chief Credit Officer of the Bank.  1998  $ 103,488  $     0  $  8,400             0    34,184  $    4,177

Howard J. Stanke (4). . . . . . .  2000  $  95,000  $ 6,650  $  7,800             0         0  $ 26,539(4)
Executive Vice President and. . .  1999  $  95,000  $ 4,100  $  7,200             0     8,000  $    3,168
Chief Financial Officer of the. .  1998  $  85,000  $     0  $  7,200             0         0  $    2,852
Company and Bank


(1)     These  amounts  represent  the  automobile  allowance
(2) This amount includes $66,870 for 1999, and $79,219 for year 2000 of accrued benefits in Mr. Collette's salary continuation plan.
(3) This amount includes $23,371 of accrued benefits in Mr. Herles's Salary Continuation Plan.
(4) This amount includes $23,371 of accrued benefits in Mr. Stanke's Salary Continuation Plan.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

     Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of the Company's common stock, except as set forth in the table below. The following table sets forth, as of March 12, 2001, the number and percentage of shares of the Company's outstanding common stock beneficially owned, directly or indirectly, by each of the Company's directors and named officers and by the directors and named officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment powers. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

                                                    Common Stock Beneficially Owned as of
                                                                 March 12, 2001
                                                           Number of        Percent Of
Name of Beneficial Owner                                     Shares           Class
---------------------------------------------------------  ---------        ----------

Directors and Named Executive Officers:
---------------------------------------------------------
Nikolas Patsaouras. . . . . . . . . . . . . . . . . . . .     64,477   (1)         1.6
Robert J. Abernethy . . . . . . . . . . . . . . . . . . .    124,169   (2)         3.1
Craig D. Collette . . . . . . . . . . . . . . . . . . . .     90,923   (3)         2.2
Frank W. Jobe, M.D. . . . . . . . . . . . . . . . . . . .     87,186   (4)         2.1
C. Thomas Mallos. . . . . . . . . . . . . . . . . . . . .     68,748   (5)         1.7
Robert L. Oltman. . . . . . . . . . . . . . . . . . . . .    211,792   (6)         5.3
Ann Pappas. . . . . . . . . . . . . . . . . . . . . . . .     82,398   (7)         2.0
Timothy J. Herles . . . . . . . . . . . . . . . . . . . .     25,458   (8)         0.6
Howard J. Stanke. . . . . . . . . . . . . . . . . . . . .     23,100   (9)         0.5
Adrienne Caldwell . . . . . . . . . . . . . . . . . . . .      7,600  (10)         0.1


Total for all directors, named executive officers and all
 executive officers (numbering 10). . . . . . . . . . . .    785,851  (11)        19.2

Principal Shareholder:
---------------------------------------------------------
Oppenheimer-Spence Financial
Services Partnership L.P. . . . . . . . . . . . . . . . .    224,897  (12)         5.6


 (1) Mr. Patsaouras has shared voting and investment powers as to 37,500 of these shares. The amount includes 26,597 shares acquirable by the exercise of stock options.
 (2) The amount includes 16,870 shares acquirable by  exercise of stock options.
 (3) Mr. Collette has shared voting and investment powers as to 88,923 shares. The amount includes 2,000 shares acquirable by exercise of stock options.
 (4) The amount includes 12,996 shares acquirable by  exercise of stock options.
 (5) Mr. Mallos has shared voting and investment powers as of 45,108 of these shares. The amount includes 20,870 shares acquirable by exercise of stock options.
 (6) Mr. Oltman has shared voting and investment powers as to 179,424 of these shares. The amount includes 20,870 shares acquirable by exercise of stock options. His address is c/o Marathon Bancorp, 11150 West Olympic Boulevard, Los Angeles, California 90064.
 (7) Ms. Pappas has shared voting and investment powers as to 61,413 of these shares. The amount includes 20,870 shares acquirable by exercise of stock options.
 (8) Mr. Herles has shared voting and investment powers as to 1,184 of these shares. The amount includes 24,274 shares acquirable by exercise of stock options.
 (9) Mr. Stanke has shared voting and investment powers as to 23,100 shares.
(10) These  shares  are  acquirable  by  exercise  of  stock  options.
(11) This amount includes 152,917 shares acquirable by exercise of stock options within 60 days of March 12, 2001.
(12) The Schedule 13D filing by the partnership indicates that it has sole voting power and sole dispositive power of all of these shares. The business address of the partnership is 119 West 57th Street, New York, New York 10019.






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


     (B)  REPORTS  ON  FORM  8-K
          ----------------------

     N/A

     (C)  EXHIBITS
          --------

     See  Exhibit  Index  at  Page  49  this  Form  10-KSB.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2001.

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


SIGNATURE                                    TITLE                       DATE
-------------------------------------------  --------------------------  --------------


Nikolas Patsaouras                           Chairman of the Board       March 19, 2001
-------------------------------------------
Nikolas Patsaouras


Craig D. Collette                            Director, President & CEO   March 19, 2001
-------------------------------------------
Craig D. Collette


C. Thomas Mallos                             Director                    March 19 2001
-------------------------------------------
C. Thomas Mallos


-------------------------------------------  Director                    March 19, 2001
Robert J. Abernethy


-------------------------------------------  Director                    March 19, 2001
Frank W. Jobe, M.D.


Robert L. Oltman                             Director and Secretary      March 19, 2001
-------------------------------------------
Robert L. Oltman


Ann Pappas                                   Director                    March 19, 2001
-------------------------------------------
Ann Pappas


                              EXHIBIT INDEX
                              -------------


EXHIBIT  NO.    DESCRIPTION                                      PAGE
------------    -----------                                      ----

10.A.           Salary  Continuation  Plan
                Filed  as an exhibit to the registrant's Form
                10-KSB for the year ended December 31, 1999.

   B.           Amendment to the Marathon Bancorp 1998 Stock
                Option Plan                                        50

21.             Subsidiaries  of  Company                          51

23.             Consent  of  Vavrinek,  Trine,  Day & Co LLP       52

                                  EXHIBIT 10.B.



            AMENDMENT TO THE MARATHON BANCORP 1998 STOCK OPTION PLAN


Section  13.  TERMINATING  EVENTS
              -------------------

     Not less than thirty (30) days prior to (i) the dissolution or liquidation of the Company; (ii) the completion through tender offer of an acquisition of a majority of the outstanding voting shares of the Company's stock; (iii) a reorganization, merger, or consolidation of the Company with one or more corporations or a sale of all or substantially all the assets of the Company to another person (a "Terminating Event") (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the Company in a different jurisdiction, or other transaction, all of in which there is no substantial change in the shareholders of the Company or their relative stock holdings, and the Stock Options granted under this Plan are assumed, converted or replaced by the successor corporation, which assumption will be binding on all optionees), the Board shall notify each optionee of the pendency of the Terminating Event.

     Upon delivery of said notice, any option granted prior to the Terminating Event shall be, notwithstanding the provisions of the Plan, exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued, subject, however, to earlier expiration or termination as provided elsewhere in the Plan. Unless the Board of Directors determines otherwise, upon the consummation of the Terminating Event, the Plan and any option or portion thereof not exercised shall terminate unless provision is made in connection with the Terminating Event for assumption of the Plan and/or the options theretofore granted, or substitution for such options of new options covering stock of a successor employer corporation, or a parent or subsidiary corporation thereof, solely at the option of such successor corporation or parent or subsidiary corporation, with appropriate adjustments as to number and kind of shares and prices.

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

                                   EXHIBIT 23.



INDEPENDENT  AUDITORS'  CONSENT


Board  of  Directors  and  Shareholders
Marathon  Bancorp
Los  Angeles,  California

We consent to the incorporation by reference in the Registration Statement of Marathon Bancorp on Form S-8 of our report dated January 16, 2001, on our audit of the consolidated balance sheet of Marathon Bancorp as of December 31, 2000, and the related consolidated statements of operations, changes in stockholder'' equity and cash flows for each of the two years in the period ended December 31, 2000, which report is incorporated by reference in the 2000 Annual Report on Form 10-KSB.



Vavrinek,  Trine,  Day  &  Co.,  LLP
------------------------------------
Vavrinek,  Trine,  Day  &  Co.,  LLP

March  20,  2001
Laguna  Hills,  California