Form 10QSB
period 2001-03-31
MARATHON BANCORP
filed 2001-05-14
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended        MARCH  31,  2001
                                               ------------------------

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

      As of May 1, 2001, there were 3,849,819 shares of no par Common Stock issued and outstanding.


Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary

                                                                      MARCH 31,          December 31,
ASSETS                                                                  2001                 2000
                                                                  -----------------  ---------------------
Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . .  $      3,810,000   $          3,675,000
Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . .         5,365,000              7,265,000
                                                                  -----------------  ---------------------
       TOTAL CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .         9,175,000             10,940,000

Interest-Bearing Deposit With Financial Institution. . . . . . .           100,000                      -

Investment Securities
   Securities Available for Sale . . . . . . . . . . . . . . . .        10,984,000              9,333,000
   Securities Held to Maturity . . . . . . . . . . . . . . . . .        11,656,000             15,207,000
                                                                  -----------------  ---------------------
       TOTAL INVESTMENT SECURITIES . . . . . . . . . . . . . . .        22,640,000             24,540,000

Federal Home Loan Bank and Federal Reserve Bank Stock, at cost .           406,000                375,000

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,092,000             52,872,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . .   (     1,072,000)       (     1,066,000)
                                                                  -----------------  ---------------------
        NET LOANS. . . . . . . . . . . . . . . . . . . . . . . .        54,020,000             51,806,000

Premises and Equipment . . . . . . . . . . . . . . . . . . . . .           250,000                263,000
Cash Surrender Value of Life Insurance . . . . . . . . . . . . .         3,712,000              3,667,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . .         1,312,000              1,325,000
                                                                  -----------------  ---------------------
        TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     91,615,000   $         92,916,000
                                                                  =================  =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing Demand. . . . . . . . . . . . . . . . . .  $     27,217,000   $         29,900,000
   Interest-Bearing Demand . . . . . . . . . . . . . . . . . . .         3,241,000              3,579,000
   Money Market and Savings. . . . . . . . . . . . . . . . . . .        26,255,000             27,228,000
   Time Deposits Under $100,000. . . . . . . . . . . . . . . . .         7,997,000              6,703,000
   Time Deposits $100,000 and Over . . . . . . . . . . . . . . .        15,160,000             12,475,000
                                                                  -----------------  ---------------------
        TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . .        79,870,000             79,885,000

Accrued Interest and Other Liabilities . . . . . . . . . . . . .           885,000                776,000
Federal Home Loan Bank Advance . . . . . . . . . . . . . . . . .                 -              1,800,000
                                                                  -----------------  ---------------------
        TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .        80,755,000             82,461,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding . . . . . . . . . . . . .                 -                      -
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,849,819 in 2001 and 3,838,019 at
      December  31, 2000 . . . . . . . . . . . . . . . . . . . .        13,706,000             13,675,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .   (     2,962,000)       (     3,215,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses)  on Securities Available for Sale . . . . .           116,000    (             5,000)
                                                                  -----------------  ---------------------
        TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .        10,860,000             10,455,000
                                                                  -----------------  ---------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . .  $     91,615,000   $         92,916,000
                                                                  =================  =====================

Consolidated  Statements  of  Operations
Marathon  Bancorp  and  Subsidiary


                                                                Three Months Ending
                                                                    2001                     2000
                                                         ----------------         ----------------
INTEREST INCOME
    Interest and Fees on Loans. . . . . . . . . . . . .  $     1,262,000          $     1,143,000
    Interest on Investment Securities - Taxable . . . .          393,000                  284,000
    Other Interest Income . . . . . . . . . . . . . . .           82,000                   88,000
                                                         ----------------         ----------------
      TOTAL INTEREST INCOME . . . . . . . . . . . . . .        1,737,000                1,515,000

INTEREST EXPENSE
    Interest on Demand Deposits . . . . . . . . . . . .            8,000                    8,000
    Interest on Money Market and Savings. . . . . . . .          245,000                  242,000
    Interest on Time Deposits . . . . . . . . . . . . .          327,000                  239,000
    Other Interest Expense. . . . . . . . . . . . . . .            2,000                    1,000
                                                         ----------------         ----------------
      TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .          582,000                  490,000
                                                         ----------------         ----------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . .        1,155,000                1,025,000
Provision for Credit Losses . . . . . . . . . . . . . .                -                   30,000
                                                         ----------------         ----------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES. . . . . . . . . . . . .        1,155,000                  995,000

NONINTEREST INCOME
    Service Charges and Fees on Deposits. . . . . . . .           85,000                   62,000
    Dividends on Cash Surrender Value of Life Insurance           51,000                   43,000
    Gain on Sale of Securities. . . . . . . . . . . . .            4,000                        -
    Other Noninterest Income. . . . . . . . . . . . . .           47,000                   24,000
                                                         ----------------         ----------------
      TOTAL NONINTEREST INCOME. . . . . . . . . . . . .          187,000                  129,000
NONINTEREST EXPENSE
    Salaries and Employee Benefits. . . . . . . . . . .          587,000                  501,000
    Occupancy Expenses. . . . . . . . . . . . . . . . .          140,000                  137,000
    Furniture and Equipment . . . . . . . . . . . . . .           24,000                   27,000
    Professional Services . . . . . . . . . . . . . . .           30,000                   23,000
    Business Promotion. . . . . . . . . . . . . . . . .           16,000                   16,000
    Stationery and Supplies . . . . . . . . . . . . . .           10,000                   13,000
    Data Processing Services. . . . . . . . . . . . . .           71,000                   73,000
    Customer Related Expenses . . . . . . . . . . . . .           84,000                   74,000
    Insurance and Assessments . . . . . . . . . . . . .           35,000                   37,000
    Legal Fees and Costs. . . . . . . . . . . . . . . .           25,000                   12,000
    Other Expenses. . . . . . . . . . . . . . . . . . .           69,000                   68,000
                                                         ----------------         ----------------
      TOTAL NONINTEREST EXPENSE . . . . . . . . . . . .        1,091,000                  981,000

GAIN (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .          251,000                  143,000
   Income Tax Benefit . . . . . . . . . . . . . . . . .   (        2,000)          (        2,000)
                                                         ----------------         ----------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . .  $       253,000          $       145,000
                                                         ================         ================

Per Share Data:
     Net Income - Basic . . . . . . . . . . . . . . . .  $          0.07          $          0.04
     Net Income - Diluted . . . . . . . . . . . . . . .  $          0.07          $          0.04





Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary
                                                                          Three  Months  Ended  March  31,
                                                                                    2001               2000
                                                                        -----------------  -----------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        253,000   $        145,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
      by Operating Activities:
         Depreciation and Amortization . . . . . . . . . . . . . . . .            29,000             30,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . .                 -             30,000
         Net Amortization of Premiums and Discounts
            on Investment Securities . . . . . . . . . . . . . . . . .   (        45,000)            83,000
         Net Change in Deferred Loan Origination Fees. . . . . . . . .   (        68,000)            55,000
         Net Increase in Cash Surrender Value of Life Insurance. . . .   (        45,000)   (        37,000)
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities . . . . . . . . . . . . . . . . . .           122,000    (        84,000)
                                                                        -----------------  -----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . .           246,000            222,000
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with Financial Institutions    (      100,000)                 -
   Purchases of  Available for Sale Securities . . . . . . . . . . . .    (    8,503,000)   (     3,492,000)
   Purchases of Held to Maturity Securities. . . . . . . . . . . . . .    (    1,730,000)                 -
   Proceeds from Maturities of Available for Sale Securities . . . . .         7,500,000          6,052,000
   Proceeds from Maturities of Held to Maturity Securities . . . . . .         4,799,000                  -
   Purchase of Federal Home Loan & Federal Reserve Bank Stock. . . . .   (        31,000)                 -
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . .   (     2,146,000)   (     4,674,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . .                 -    (     1,935,000)
   Purchases of Furniture, Fixtures and Equipment. . . . . . . . . . .   (        16,000)   (        11,000)
                                                                        -----------------  -----------------
        NET CASH (USED) BY INVESTING ACTIVITIES. . . . . . . . . . . .   (       227,000)   (     4,060,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . .   (     3,994,000)         4,476,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . .         3,979,000          3,503,000
   Net Change in Federal Home Loan Bank Advance. . . . . . . . . . . .   (     1,800,000)   (     1,875,000)
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . .            31,000             18,000
                                                                        -----------------  -----------------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES . . . . . . .   (     1,784,000)         6,122,000
                                                                        -----------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .   (     1,765,000)         2,284,000
   Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . .        10,940,000          8,891,000
                                                                        -----------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . .  $      9,175,000   $     11,175,000
                                                                        =================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        704,000   $        570,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . .  $         16,000   $          4,000





Consolidated  Statement  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                                          Accumulated
                                                                                          Other
                                   Common shares          Comprehensive  Accumulated      Comprehensive
                            -----------------------------
                            Shares         Amount          Income        Deficit          Income            Total
                            -------------  --------------  ------------  ---------------  ----------------  -----------

BALANCE,  JANUARY 1, 2001.      3,838,019  $   13,675,000                $  ( 3,215,000)  $(        5,000)  $10,455,000

Exercise of Stock Options.         11,800          31,000                                                        31,000

COMPREHENSIVE INCOME:
Net Income                                                      253,000         253,000                         253,000
Net Changes in Unrealized
  Gain (Loss) on Available
  for Sale Securities                                           121,000                           121,000       121,000
                                                           ------------
TOTAL COMPREHENSIVE INCOME                                 $    374,000
                                                           ============

BALANCE,  MARCH 31, 2001 .      3,841,819  $   13,706,000                $  ( 2,962,000)  $       116,000   $10,860,000
                            =============  ==============                ===============  ================  ===========









NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION  AND  MANAGEMENT  REPRESENTATIONS
The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 2001 and December 31, 2000, results of operations and changes in cash flows for the three-month period ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 2001.

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

Accordingly, the weighted average number of shares used to compute the basic net income per share were 3,842,123 and 3,833,327 respectively for the three-month period ended March 31, 2001 and March 31, 2000. The weighted average number of shares used to compute the diluted net income per share were 3,850,065 and 3,833,327 respectively for the three-month period ended March 31, 2001 and March 31, 2000, and did not change the earnings per share calculation.


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The following discussion is intended to provide additional information about Marathon Bancorp (the Company), its financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements. Since Marathon National Bank (the Bank) represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the Company's 2000 Annual Report on Form 10-KSB.

FINANCIAL  HIGHLIGHTS  OVERVIEW

The first quarter of 2001 was a very profitable one for our Company. We earned $253,000 in net income which translated to per share earnings of $0.07 compared to $0.04 earned in the first quarter of 2000. This represented an increase of 74% in net income. The book value per share has increased to $2.82 compared to $2.73 per share at December 31, 2000.

The  Company  had  an  increase in the return on assets to 1.11% compared to the
 .69% earned in the first quarter of 2000 and the return on equity increased to 9.64% compared to 6.32% earned in the first quarter last year.

RESULTS  OF  OPERATIONS

Net  Interest  Income

Net interest income for the first quarter increased over the same period last year. Net interest income was $1,155,000 for the first quarter of 2001 compared to $1,025,000 for the first quarter of 2000. This was achieved by an increase in interest earned from interest and fees on loans and from interest earned on the investment portfolio. Interest and fees on loans increased due to an increase in average loans from $51.2 million in the first quarter of 2000 to $53.7 million for the first quarter of 2001. The change in volume more than offset the decline in yield on the loan portfolio caused by the decline in prime rate brought on by the Federal Reserve Bank's actions to decrease rates. Since yearend, the Federal Reserve Bank has decreased the fed funds target rate and the discount rate by 150 basis points.

Interest income generated by the investment portfolio increased $109,000 or 39% due to an increase in both volume and yield. Investments made during 2000 increased the overall yield on the portfolio from 5.80% in the first quarter of 2000 to 6.36% for the first quarter of 2001. With calls and maturities in the portfolio during this quarter and the rest of the year, the yield will decline as new purchases of securities will be at reduced yields.

Interest expense increased from $490,000 in the first quarter of 2000 to $582,000 for the first quarter of 2001, an increase of 19%. The increase in cost is a result of an increase in the average volume of time certificates of deposit and an increase in the interest rates paid on the time certificates. The average cost of interest-bearing deposits for the first quarter of 2001 was 4.44% compared to 4.13% for the first quarter of 2000. The average cost of the time certificates for the first quarter of 2001 was 5.89% versus the 5.50% for the same period last year. While interest rates have declined, the average maturity on time certificates is six-months and we will see the effects of the declining rates in the second and third quarters.

Noninterest  Income

Noninterest income increased from $129,000 at March 31, 2000 to $187,000 at March 31, 2001, an increase of $58,000 or 45%. The increase was generated mainly from the service charges and fees on deposit accounts, which gained $23,000 or 37%. The service charges rose due to increased income generated from analyzed business checking accounts. The increase in other noninterest income came from noninterest fees generated from loan related services. Dividends on life insurance rose $8,000 or 19% over that reported for the first quarter of 2000.


Noninterest  Expense

Noninterest expenses were up when compared to the first quarter of 2000. The increase was $110,000 or 11% and came from increased legal fees, employee costs and customer related expenses.

Legal fees and costs have increased versus the same period last year with the legal services needed to complete foreclosure proceedings on a real estate loan. Salaries and employee benefits increased from additional insurance and other benefit accruals as well as salary increases for 2001. Customer related expenses were up for courier, check printing and data processing costs paid that are assessed to the analyzed business checking accounts. Furniture, equipment, data processing, office supplies, and insurance costs all decreased for the first quarter of 2001 compared to the first quarter of 2000.


Provision  for  Credit  Losses:

Loans classified by the Bank as substandard or doubtful increased from $2,173,000 at December 31, 2000 to $2,213,000 at March 31, 2001. Nonperforming
loans, which consist of loans past due over 90 days plus loans on nonaccural, totaled $1,056,000 at March 31, 2001 compared to $1,000,000 at December 31,
2000.  The  Company  continued  to  have  no  other  real  estate  owned.

During the first quarter, the Bank recorded no charge-offs while collecting recoveries on loans charged off of $6,000. The net change to the reserve for credit losses was $6,000. Based upon these factors and management's assessment of the overall quality of the loan portfolio, its internal migration analysis and economic conditions they felt the current level of the reserve for credit losses was adequate at March 31, 2001.


ASSETS  AND  LIABILITIES

The March 31, 2001 balance sheet shows that total assets declined from December 31, 2000 by $1.3 million or 1% but the average assets for the first quarter of 2001 were $92.1 million compared to the average of $90.6 million for the fourth quarter of 2000 an increase of 2%. Loans increased from yearend by 4% and the average outstanding increased as well with increases in commercial and real estate construction lending.

The investment portfolios overall size did not change significantly but the composition of the portfolio did. Expecting that a number of the Company's callable U.S. agency securities would be called we had added to the portfolio early in the quarter with more non-callable corporate and mortgaged-backed securities. During the quarter we purchased $10.2 million in securities while maturities and calls were $12.3 million. Our repositioning of the portfolio should keep our yield fairly constant through the rest of the year.

During the first quarter of 2001 we did have our non-interest demand deposits decrease while the interest-bearing deposits increased. The time certificates of deposit showed the largest increase both in certificates under $100,000 and over $100,000. This increased our cost of funds during the quarter. The start of the second quarter has seen this trend reverse and we have had certificates of deposit decrease and demand deposits increase.

LIQUIDITY  AND  CAPITAL

Asset/Liability  Management

The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company.

Management monitors its liquidity position continuously in relation to trends in loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds must be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 25% as of March 31, 2001 and the loan to deposit ratio was 69%.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. The Company is asset sensitive and has been able to decrease its asset sensitivity during the last twelve-month period by an increase in the investment portfolio and a lengthening of maturities. The Company's cumulative gap as a percent of total assets at March 31, 2001 was 18.8%

Capital

Shareholder's equity increased $405,000 from December 31, 2000 to the end of the first quarter. The change in net unrealized gain/loss on securities available-for-sale amounted to $121,000 of this increase. Besides net income the exercise of stock options provided $31,000 in additional capital.

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

The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. The Tier I capital to risk-weighted assets required by the federal regulators is 4.0 percent and 6.0 percent to be well-capitalized. At March 31, 2001 the risk based capital ratio of the Company was 15.4 percent and the Bank's was 15.3 percent. The Tier 1 capital leverage ratio for the Company was 14.2 percent and for the Bank was 14.0 percent.



PART  II.  OTHER  INFORMATION


Item  1.  Legal  Proceedings

         None.


Item  2.  Changes  in  Securities

         None.


Item  3.  Defaults  Upon  Senior  Securities

         None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

       On March 22, 2001, proxy materials for 2001 Annual Meeting of Shareholders were mailed to all shareholders of record as of March 12, 2001. The meeting took place on April 16, 2001. Shareholders were asked to vote on the matters shown below. Of the total 3,849,819 shares outstanding and entitled to vote 2,801,812 shares were represented either in person or by properly executed proxies. The results of the voting on the matters are shown below:


     Matter 1. Election of Directors. To elect seven (7) persons to the board of directors to serve until the 2002annual meeting of Shareholders and until their successors are elected and have been qualified.



                     For        Withhold Authority for

Robert J. Abernethy  2,194,369                 607,443
Craig C. Collette .  2,744,978                  56,834
Frank Jobe, M.D.. .  2,194,369                 607,443
C. Thomas Mallos. .  2,612,513                 189,299
Robert Oltman . . .  2,634,281                 167,531
Ann Pappas. . . . .  2,612,981                 188,831
Nick Patsaouras . .  2,406,789                 395,023




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







                                                    MARATHON  BANCORP


Date:  May  10,  2001                              Craig  D.  Collette
                                                   -------------------
                                                   Craig  D.  Collette
                                                   President  and  Chief
                                                   Executive Officer



                                                   Howard  J.  Stanke
                                                   ------------------
                                                   Howard  J.  Stanke
                                                   Executive  Vice  President
                                                   Chief  Financial  Officer