Form 10QSB
period 2001-06-30
MARATHON BANCORP
filed 2001-08-10
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended        JUNE  30,  2001
                                               -----------------------

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


                                     MARATHON  BANCORP
              ------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California                 95-3770539

----------------------------------------------   -------------------------

(State or other jurisdiction of incorporation) (IRS Employer Identification No)


11150  West  Olympic  Boulevard,  Los  Angeles,  CA           90064
-----------------------------------------------------------  -------
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

      As of August 1, 2001, there were 3,852,819 shares of no par Common Stock issued and outstanding.

Marathon  Bancorp  and  Subsidiary
Consolidated  Statements  of  Financial  Condition

                                                                      JUNE 30,          December 31,
                                                                  -----------------  ------------------
ASSETS                                                                  2001                2000
                                                                  -----------------  ------------------
Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . .  $      4,432,000   $       3,675,000
Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . .         5,340,000           7,265,000
                                                                  -----------------  ------------------
        TOTAL CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .         9,772,000          10,940,000
Interest -Bearing Deposits With Financial Institutions . . . . .                 -                   -
Investment Securities:
   Securities Available for Sale . . . . . . . . . . . . . . . .         8,451,000           9,333,000
   Securities Held to Maturity (Approx. market value:
        2001 - $12,453,000; 2000 - $16,875,000): . . . . . . . .        12,271,000          15,207,000
                                                                  -----------------  ------------------
        TOTAL INVESTMENT SECURITIES. . . . . . . . . . . . . . .        20,722,000          24,540,000
Federal Home Loan and Federal Reserve Bank stock, at cost. . . .           407,000             375,000
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        63,729,000          52,872,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . .   (     1,063,000)   (      1,066,000)
                                                                  -----------------  ------------------
       NET LOANS . . . . . . . . . . . . . . . . . . . . . . . .        62,666,000          51,806,000
Premises and Equipment . . . . . . . . . . . . . . . . . . . . .           230,000             263,000
Cash Surrender Value of Life Insurance . . . . . . . . . . . . .         3,759,000           3,667,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . .         1,300,000           1,325,000
                                                                  -----------------  ------------------
       TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $     98,856,000   $      92,916,000
                                                                  =================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing . . . . . . . . . . . . . . . . . . . . .  $     28,852,000   $      29,900,000
   Interest-Bearing. . . . . . . . . . . . . . . . . . . . . . .        58,108,000          49,985,000
                                                                  -----------------  ------------------
       TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . .        86,960,000          79,885,000
Accrued Interest and Other Liabilities . . . . . . . . . . . . .           866,000             776,000
Federal Home Loan Bank Advance . . . . . . . . . . . . . . . . .                 -                   -
                                                                  -----------------  ------------------
       TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .        87,826,000          82,461,000
Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding . . . . . . . . . . . . .                 -                   -
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      3,849,819 and 3,838,019 Shares Issued and Outstanding at
      June 30, 2001 and December 31, 2000, respectively. . . . .        13,706,000          13,675,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .     (   2,756,000)   (      3,215,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses) on Available-for-Sale Securities. . . . . .            80,000    (          5,000)
                                                                  -----------------  ------------------
       TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . .        11,030,000          10,455,000
                                                                  -----------------  ------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .  $     98,856,000   $      92,916,000
                                                                  =================  ==================



Marathon  Bancorp  and  Subsidiary
Consolidated  Statements  of  Operations

                                                                Three  Months  Ended             Six  Months  Ended
                                                                      June  30,                       June  30,
                                                          -------------------------------   --------------------------------

                                                                    2001             2000             2001             2000
                                                          ---------------  ---------------  ---------------  ---------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . . . . .  $    1,327,000   $    1,218,000   $    2,589,000   $    2,361,000
    Interest on Investment Securities - Taxable. . . . .         320,000          345,000          713,000          629,000
    Other Interest Income. . . . . . . . . . . . . . . .          47,000          105,000          129,000          193,000
                                                          ---------------  ---------------  ---------------  ---------------
       TOTAL INTEREST INCOME . . . . . . . . . . . . . .       1,694,000        1,668,000        3,431,000        3,183,000
INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . . . . .           8,000            8,000           16,000           16,000
    Interest on Money Market and Savings . . . . . . . .         219,000          272,000          464,000          514,000
    Interest on Time Deposits. . . . . . . . . . . . . .         280,000          256,000          607,000          495,000
    Other Interest Expense . . . . . . . . . . . . . . .               -                -            2,000            1,000
       TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .         507,000          536,000        1,089,000        1,026,000
                                                          ---------------  ---------------  ---------------  ---------------
NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .       1,187,000        1,132,000        2,342,000        2,157,000
Provision for Credit Losses. . . . . . . . . . . . . . .          25,000           30,000           25,000           60,000
                                                          ---------------  ---------------  ---------------  ---------------
       NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES. . . . . . . . . .       1,162,000        1,102,000        2,317,000        2,097,000
                                                          ---------------  ---------------  ---------------  ---------------
NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . . . . .          74,000           72,000          160,000          134,000
    Dividends on Cash Surrender Value of Life Insurance.          54,000           51,000          105,000           94,000
    Gain (Loss) Sale of Securities . . . . . . . . . . .               -                -            4,000                -
    Other Noninterest Income . . . . . . . . . . . . . .          18,000           23,000           65,000           47,000
       TOTAL NONINTEREST INCOME. . . . . . . . . . . . .         146,000          146,000          334,000          275,000
                                                          ---------------  ---------------  ---------------  ---------------
NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . . . . .         547,000          498,000        1,134,000          999,000
    Occupancy Expenses . . . . . . . . . . . . . . . . .         144,000          140,000          284,000          277,000
    Furniture and Equipment. . . . . . . . . . . . . . .          22,000           23,000           46,000           50,000
    Professional Services. . . . . . . . . . . . . . . .          29,000           36,000           59,000           59,000
    Business Promotion and Donations . . . . . . . . . .          25,000           21,000           41,000           37,000
    Stationery and Supplies. . . . . . . . . . . . . . .          14,000           12,000           24,000           25,000
    Data Processing Services . . . . . . . . . . . . . .          68,000           82,000          139,000          155,000
    Customer Related Expenses. . . . . . . . . . . . . .          71,000           81,000          155,000          155,000
    Insurance and Assessments. . . . . . . . . . . . . .          35,000           37,000           70,000           74,000
    Legal Fees and Costs . . . . . . . . . . . . . . . .          83,000           38,000          108,000           50,000
    Net Operating Cost of Other Real Estate Owned. . . .               -                -                -                -
    Other Expenses . . . . . . . . . . . . . . . . . . .          67,000           63,000          137,000          131,000
       TOTAL NONINTEREST EXPENSE . . . . . . . . . . . .       1,105,000        1,031,000        2,197,000        2,012,000
                                                          ---------------  ---------------  ---------------  ---------------
GAIN (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . .         203,000          217,000          454,000          360,000
Income Taxes (Benefit) . . . . . . . . . . . . . . . . .   (       3,000)   (       1,000)   (       5,000)   (       3,000)
                                                          ---------------  ---------------  ---------------  ---------------
       NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $      206,000   $      218,000   $      459,000   $      363,000
                                                          ===============  ===============  ===============  ===============
Per Share Data:
       Net Income (Loss) - Basic . . . . . . . . . . . .  $         0.05   $         0.06   $         0.12   $         0.09
       Net Income (Loss) - Diluted . . . . . . . . . . .  $         0.05   $         0.06   $         0.12   $         0.09
       Book Value. . . . . . . . . . . . . . . . . . . .  $         2.87   $         2.47
Return on Average Assets . . . . . . . . . . . . . . . .            0.89%            0.98%            0.99%            0.83%
Return on Average Equity . . . . . . . . . . . . . . . .            7.55%            9.39%            8.59%            7.85%

Marathon  Bancorp  and  Subsidiary




Consolidated  Statements  of  Cash  Flows


                                                                                         2001              2000
                                                                              ----------------  ----------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       459,000   $       363,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
       by Operating Activities:
         Depreciation and Amortization . . . . . . . . . . . . . . . . . . .           58,000            61,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . . . . .           25,000            60,000
         Net Amortization of Premiums and Discounts on Investment Securities           36,000             2,000
         Net Change in Deferred Loan Origination Fees. . . . . . . . . . . .  (       163,000)           33,000
         Net Increase in Cash Surrender Value of Life Insurance. . . . . . .  (        92,000)   (       82,000)
         Net Change in Accrued Interest, Other Assets and Other Liabilities.           90,000           168,000
                                                                              ----------------  ----------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . .          413,000           605,000

INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with
      Financial Institutions . . . . . . . . . . . . . . . . . . . . . . . .                -           100,000
   Purchases of  Available-for-Sale Securities . . . . . . . . . . . . . . .   (    9,508,000)    (   4,982,000)
   Purchases of Held-to-Maturity Securities. . . . . . . . . . . . . . . . .   (    3,733,000)    (   4,502,000)
   Proceeds from Maturities of Available-for-Sale Securities . . . . . . . .       11,500,000         7,000,000
   Proceeds from Maturities of Held-to-Maturity Securities . . . . . . . . .        5,608,000           119,000
   Redemption (Purchase) of Federal Home Loan & Federal Reserve Bank Stock .   (       32,000)          149,000
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .   (   10,697,000)    (   1,628,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . . . . .                -     (   1,935,000)
   Purchases of Premises and Equipment . . . . . . . . . . . . . . . . . . .   (       25,000)    (      30,000)
                                                                              ----------------  ----------------
         NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . .   (    6,887,000)    (   5,709,000)

FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . . . . .        5,298,000         7,013,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . . . . .        1,777,000         3,747,000
   Federal Home Loan Bank Advance. . . . . . . . . . . . . . . . . . . . . .   (    1,800,000)    (   1,875,000)
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . . . . .           31,000            18,000
                                                                              ----------------  ----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . .        5,306,000         8,903,000
                                                                              ----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .   (    1,168,000)        3,799,000
Cash and Cash Equivalents at Beginning of Year . . . . . . . . . . . . . . .       10,940,000         8,891,000
                                                                              ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . .  $     9,772,000   $    12,690,000
                                                                              ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,127,000   $     1,201,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        23,000   $         8,600



Consolidated  Statement  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                                             Accumulated
                             Common Shares                                                   Other
                             ------------------------------  Comprehensive  Accumulated      Comprehensive
                             Shares          Amount          Income         Deficit          Income         Total
                             --------------  --------------  -------------  ---------------  -----------  ----------
BALANCE, DECEMBER 31, 2000.       3,838,019  $   13,675,000                 $ (3,215,000)    $(  5,000)  $10,455,000

Exercise of Stock Options .          11,800          31,000                                                   31,000

COMPREHENSIVE INCOME:
  Net Income. . . . . . . .                                  $      459,000      459,000                     459,000
Net Change in Unrealized
 Gain (Loss) on  Available-
 for-Sale Securities. . . .                                          85,000                     85,000        85,000
                                                             --------------
TOTAL COMPREHENSIVE INCOME.                                  $      544,000
                                                             ==============

Balance, June 30, 2001. . .       3,849,819  $   13,706,000                 $ (2,756,000)  $    80,000   $11,030,000
                             ==============  ==============                 =============  ===========   ===========

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

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 2001 and December 31, 2000, results of operations and changes in cash flows for the six-month period ended June 30, 2001 and 2000. The results of operations for the three-month period and six-month period ended June 30, 2001 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 2001.

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

Accordingly, the basic weighted average number of shares used to compute the net income per share were 3,849,819 and 3,837,019 respectively for the three-month period ended June 30, 2001 and June 30, 2000 and 3,846,014 and 3,835,183 for the six-month period ending June 30, 2001 and June 30, 2000. The dilution was not enough to change the basic earnings per share in any period shown.

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

FINANCIAL  HIGHLIGHTS  OVERVIEW

The Company had a good second quarter of the year increasing assets to $98,856,000, while earning $206,000, or $0.05 per share down slightly from the $218,000 earned in the second quarter of 2000. The 2001 six-month earnings were $459,000, or $0.12 per share, a 26% increase over the same period in 2000.

RESULTS  OF  OPERATIONS

Net  Interest  Income
Net interest income continued to rise during the quarter to $1,187,000 an increase of 5% over the second quarter of 2000. This came in the face of a continuing decrease in interest rates brought on by the Federal Reserve Board action. The Company compensated by increasing the loan portfolio and decreasing Federal Funds sold and investment securities. Interest costs also declined due to the decrease in rates paid on interest-bearing funds. The net interest margin for the second quarter 2001 was 5.63% compared to 5.62% for the second quarter of 2000.

The six-month net interest income improved by $185,000, or 9% over the first six-months of 2000. The increase in the loan portfolio of 23% had the largest impact on the net interest margin even though the overall rate of return on the loan portfolio decreased with falling rates. The net interest margin for the first half of 2001 was 5.61% compared to 5.47% in 2000. The increase in the loan portfolio was funded through a reduction in investment securities portfolio and an increase in money market deposits.


Noninterest  Income
Total noninterest income for the second quarter of 2001 was the same as that earned in the second quarter of 2000. Service charges on business checking accounts increased as well as dividends on the cash surrender value of bank owned life insurance policies, while other noninterest income decreased when compared to last year.

For the six-month period, all segments of noninterest income increased which reflected in an overall increase in noninterest income of $59,000 or 21% for 2001. Service charges on deposit accounts increased 19%, life insurance dividends increased 12% and other noninterest income increased 38%.


Noninterest  Expense
Noninterest expense for the second quarter of 2001 increased $74,000 or 7% over the same period last year. Human resource costs were up, as well as, advertising and legal fees. The Company has a real estate loan in the process of foreclosure that is generating increased legal expenses that should be recoverable in the future. Professional services, data processing, insurance and customer related expenses declined from last year.

For the six-month period, noninterest expenses increased $185,000 or 9% over the prior year. The increased costs were in human resources, occupancy, advertising and legal fees. Equipment costs, data processing, insurance and office supplies decreased from last year. The Company did local cable television advertising at the end of the first quarter and the beginning of the second quarter.


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Provision  for  Credit  Losses:
Loans that the Bank classified as substandard or doubtful as of the end of the second quarter totaled $2,168,000 compared to $2,173,000 at December 31, 2000. Nonperforming loans, which consist of loans past due over 90 days plus loans on nonaccural, totaled $1,046,000 at June 30, 2001 compared to $1,000,000 at December 31, 2000. The Company does not currently have any other real estate owned but is in the process of foreclosure on a $1,000,000 loan that is in the nonaccrual total and well collateralized.

During the quarter, the Bank had charge-offs of $47,000 and collected loan recoveries of $13,000. The Company made a provision to the reserve for credit losses of $25,000. The net change to the reserve for credit losses for the quarter was a decline of $9,000. Management did an assessment of the loan portfolio, reviewed current economic conditions and looked at its own historic losses and determined that the current level of the reserve was adequate. The current reserve is $1,063,000, or 1.67% of outstanding loans.


ASSETS  AND  LIABILITIES

Assets increased substantially during the second quarter rising 8% from the level at March 31, 2001 and reversing the slight decline in the first quarter over yearend total. Asset growth was all in the loan portfolio which increased by $10,857,000 or 21% from yearend levels. The southern California market has not slowed down in loan demand. Single family home construction is still strong and the Company is making real estate construction loans and commercial loans. The strength in loan demand has helped keep the net interest margin of the Company up and helped us maintain good profitability.

The investment portfolio was also restructured during the first half of the year to remove calls and take advantage of higher rates before they fell further. This has also helped us to maintain our margins.

A decrease in the investment portfolio through calls and maturities and a large increase in deposits funded the growth in loan assets. Deposits have increased $7,075,000, with the majority of the increase coming in our money market investment account that pays interest rates equal to the accounts offered at the investment banking firms. Operating activities also produced $413,000 of cash during the first half of the year.


LIQUIDITY  AND  CAPITAL

Asset/Liability  Management
Managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company is the responsibility of the Asset/Liability Committee of the Bank.

Management continually monitors liquidity in relation to current and anticipated levels of loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds need to be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of short-term assets to deposits was 21% at June 30, 2001 and the loan to deposit ratio was 71% up from the first quarter and yearend. The Bank has not had to borrow during the quarter to meet the loan funding needs.

Interest rate risk management focuses on the maturity and repricing of interest earning assets in relationship to the interest bearing liabilities that fund them. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds. The Company feels that we may still see a further drop in the short-term interest rates in the third quarter 0f 2001, which may effect the net interest margin.
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. The Company's asset sensitivity has been decreased by lengthening the maturities in the investment portfolio and removing the short-term callable securities. The Company's cumulative gap as a percent of total assets at June 30, 2001 was 9% down from the 21% reported at December 31, 2000.

Capital
Shareholders' equity increased by $575,000 during the first six month's of 2001. Stock options exercised by employees accounted for $31,000 of the increase.

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

The adequately capitalized total risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. The Tier I capital to average assets (leverage ratio) required by the federal regulators for adequately capitalized is 4.0 percent and 5.0 percent is required to be well-capitalized. At June 30, 2001, the Bank had a risk based capital ratio of 14.2 percent, and a Tier 1 capital leverage ratio of 11.7 percent.

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







     MARATHON  BANCORP


Date:  August  10,  2001                      Craig  D.  Collette
                                              -------------------
                                              Craig  D.  Collette
                                              President  and  Chief  Executive
                                              Officer



                                              Howard  J.  Stanke
                                              ------------------
                                              Howard  J.  Stanke
                                              Executive  Vice  President  and
                                              Chief  Financial  Officer