Form 10QSB
period 2001-09-30
MARATHON BANCORP
filed 2001-11-14
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended  SEPTEMBER  30,  2001
                                               ----------------------

                                    OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                             SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  transition  period  from  _______  to  _________

             Commission  file  number  0-12510
                                        ------


                           MARATHON  BANCORP
            ---------------------------------------------------
      (Exact  name  of  registrant  as  specified  in  its  charter)

         California                                95-3770539
------------------------------------------       ------------------
(State  or other jurisdiction of incorporation) (I.R.S. Employer Identification
                                                  No.)


11150  West  Olympic  Boulevard,  Los  Angeles,  CA                90064
-----------------------------------------------------------------------------
    (Address  of  principal  executive  offices)                  (Zip  Code)

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

      As of November 1, 2001, there were 3,852,819 shares of no par Common Stock issued and outstanding.

Consolidated  Statements  of  Financial  Condition




                                                                                SEPTEMBER 30,                    December 31,
ASSETS                                                                               2001                            2000
                                                                   ----------------------------------------  ---------------------
Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . .  $                             6,421,000   $          3,675,000
Federal Funds Sold. . . . . . . . . . . . . . . . . . . . . . . .                                8,550,000              7,265,000
                                                                   ----------------------------------------  ---------------------
       TOTAL CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .                               14,971,000             10,940,000

Investment Securities
   Securities Available for Sale. . . . . . . . . . . . . . . . .                               17,222,000              9,333,000
Securities Held to Maturity (Approx. market value:
   2001 - $11,817,000; 2000 - $15,261,000)                                                      11,378,000             15,207,000
                                                                   ----------------------------------------  ---------------------
       TOTAL INVESTMENT SECURITIES. . . . . . . . . . . . . . . .                               28,600,000             24,540,000

Federal Home Loan Bank and Federal Reserve Bank Stock, at cost. .                                  409,000                375,000

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               58,847,000             52,872,000
   Less Allowance for Credit Losses . . . . . . . . . . . . . . .                          (     1,071,000)       (     1,066,000)
                                                                   ----------------------------------------  ---------------------
        NET LOANS . . . . . . . . . . . . . . . . . . . . . . . .                               57,776,000             51,806,000

Premises and Equipment. . . . . . . . . . . . . . . . . . . . . .                                  244,000                263,000
Accrued Interest and Other Assets . . . . . . . . . . . . . . . .                                1,372,000              1,325,000
Cash Surrender Value of Life Insurance. . . . . . . . . . . . . .                                3,806,000              3,667,000
                                                                   ----------------------------------------  ---------------------
        TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $                           107,178,000   $         92,916,000
                                                                   ========================================  =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing Demand . . . . . . . . . . . . . . . . . .  $                            30,044,000   $         29,900,000
   Interest-Bearing Demand. . . . . . . . . . . . . . . . . . . .                                3,301,000              3,579,000
   Money Market and Savings . . . . . . . . . . . . . . . . . . .                               36,166,000             27,228,000
   Time Deposits Under $100,000 . . . . . . . . . . . . . . . . .                                7,661,000              6,703,000
   Time Deposits $100,000 and Over. . . . . . . . . . . . . . . .                               17,458,000             12,475,000
                                                                   ----------------------------------------  ---------------------
        TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . .                               94,630,000             79,885,000

Accrued Interest and Other Liabilities. . . . . . . . . . . . . .                                  949,000                776,000
Federal Home Loan Bank Advance. . . . . . . . . . . . . . . . . .                                        -              1,800,000
                                                                   ----------------------------------------  ---------------------
        TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .                               95,579,000             82,461,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding. . . . . . . . . . . . . .                                        -                      -
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,852,819 at September 30, 2001 and
      3,838,019 at December 31, 2000. . . . . . . . . . . . . . .                               13,713,000             13,675,000
   Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . .                          (     2,462,000)       (     3,215,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses)  on Securities Available for Sale. . . . . .                                  348,000    (             5,000)
                                                                   ----------------------------------------  ---------------------
        TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . .                               11,599,000             10,455,000
                                                                   ----------------------------------------  ---------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .  $                           107,178,000   $         92,916,000
                                                                   ========================================  =====================


Marathon  Bancorp  and  Subsidiary
Consolidated  Statements  of  Operations

                                                                  Three  Months  Ended               Nine  Months  Ended
                                                                      September  30,                     September  30,

                                                                    2001              2000              2001              2000
                                                         ----------------  ----------------  ----------------  ----------------
INTEREST INCOME
    Interest and Fees on Loans. . . . . . . . . . . . .  $     1,344,000   $     1,314,000   $     3,933,000   $     3,675,000
    Interest on Investment Securities - Taxable . . . .          339,000           364,000         1,052,000           993,000
    Other Interest Income . . . . . . . . . . . . . . .           93,000            85,000           222,000           278,000
                                                         ----------------  ----------------  ----------------  ----------------
      TOTAL INTEREST INCOME . . . . . . . . . . . . . .        1,776,000         1,763,000         5,207,000         4,946,000

INTEREST EXPENSE
    Interest on Demand Deposits . . . . . . . . . . . .            8,000             8,000            24,000            24,000
    Interest on Money Market and Savings. . . . . . . .          255,000           301,000           719,000           815,000
    Interest on Time Deposits . . . . . . . . . . . . .          272,000           234,000           879,000           729,000
    Other Interest Expense. . . . . . . . . . . . . . .                -             1,000             2,000             2,000
                                                         ----------------  ----------------  ----------------  ----------------
      TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .          535,000           544,000         1,624,000         1,570,000
                                                         ----------------  ----------------  ----------------  ----------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . .        1,241,000         1,219,000         3,583,000         3,376,000
Provision for Credit Losses . . . . . . . . . . . . . .           20,000            30,000            45,000            90,000
                                                         ----------------  ----------------  ----------------  ----------------
     NET INTEREST INCOME AFTER
       PROVISION FOR CREDIT LOSSES. . . . . . . . . . .        1,221,000         1,189,000         3,538,000         3,286,000

NONINTEREST INCOME
    Service Charges and Fees on Deposits. . . . . . . .          107,000            63,000           267,000           197,000
    Dividends on Cash Surrender Value of Life Insurance           54,000            52,000           159,000           146,000
    Gain (Loss) Sale of Securities. . . . . . . . . . .                -                 -             4,000                 -
    Other Noninterest Income. . . . . . . . . . . . . .           21,000            28,000            86,000            75,000
                                                         ----------------  ----------------  ----------------  ----------------
      TOTAL NONINTEREST INCOME. . . . . . . . . . . . .          182,000           143,000           516,000           418,000

NONINTEREST EXPENSE
    Salaries and Employee Benefits. . . . . . . . . . .          546,000           526,000         1,680,000         1,525,000
    Occupancy Expenses. . . . . . . . . . . . . . . . .          143,000           143,000           427,000           420,000
    Furniture and Equipment . . . . . . . . . . . . . .           22,000            27,000            68,000            77,000
    Professional Services . . . . . . . . . . . . . . .           29,000            24,000            88,000            83,000
    Business Promotion and Donations. . . . . . . . . .           10,000            11,000            51,000            48,000
    Stationery and Supplies . . . . . . . . . . . . . .           15,000             9,000            39,000            34,000
    Data Processing Services. . . . . . . . . . . . . .           65,000            67,000           204,000           222,000
    Customer Related Expenses . . . . . . . . . . . . .           67,000            83,000           222,000           238,000
    Insurance and Assessments . . . . . . . . . . . . .           44,000            42,000           114,000           116,000
    Legal Fees and Costs. . . . . . . . . . . . . . . .          101,000            39,000           209,000            89,000
    Other Expenses. . . . . . . . . . . . . . . . . . .           70,000            71,000           207,000           202,000
                                                         ----------------  ----------------  ----------------  ----------------
      TOTAL NONINTEREST EXPENSE . . . . . . . . . . . .        1,112,000         1,042,000         3,309,000         3,054,000

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .          291,000           290,000           745,000           650,000
   Income Tax Benefit . . . . . . . . . . . . . . . . .   (        3,000)   (        6,000)   (        8,000)   (        9,000)
                                                         ----------------  ----------------  ----------------  ----------------
      NET INCOME. . . . . . . . . . . . . . . . . . . .  $       294,000   $       296,000   $       753,000   $       659,000
                                                         ================  ================  ================  ================

Per Share Data:
     Net Income - Basic . . . . . . . . . . . . . . . .  $          0.08   $          0.08   $          0.20   $          0.17
     Net Income - Diluted . . . . . . . . . . . . . . .  $          0.08   $          0.08   $          0.19   $          0.17
     Book Value . . . . . . . . . . . . . . . . . . . .  $          3.01   $          2.57

Return on Average Assets. . . . . . . . . . . . . . . .             1.13%             1.33%             1.05%             1.00%
Return on Average Equity. . . . . . . . . . . . . . . .            10.62%            12.13%             9.31%             9.32%

Marathon  Bancorp  and  Subsidiary




Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary





                                                                                   2001              2000
                                                                        ----------------  ----------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       753,000   $       659,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
      by Operating Activities:
         Depreciation and Amortization . . . . . . . . . . . . . . . .           87,000            92,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . .           45,000            90,000
         Net Amortization of Premiums and Discounts
            on Investment Securities . . . . . . . . . . . . . . . . .           32,000             3,000
         Net Change in Deferred Loan Origination Fees. . . . . . . . .    (     163,000)          229,000
         Net Increase in Cash Surrender Value of Life Insurance. . . .    (     139,000)    (     128,000)
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities . . . . . . . . . . . . . . . . . .          126,000            37,000
                                                                        ----------------  ----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . .          741,000           982,000
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with Financial Institutions                -           100,000
   Purchases of  Available for Sale Securities . . . . . . . . . . . .      (18,574,000)     (  7,054,000)
   Purchases of Held to Maturity Securities. . . . . . . . . . . . . .     (  3,733,000)     (  4,502,000)
   Proceeds from Maturities of Available for Sale Securities . . . . .       11,512,000         8,000,000
   Proceeds from the Sale of Available for Sale Securities . . . . . .                -         2,000,000
   Proceeds from Maturities of Held to Maturity Securities . . . . . .        7,055,000           860,000
   Purchase of Federal Home Loan & Federal Reserve Bank Stock. . . . .     (     34,000)          108,000
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . .     (  5,852,000)     (  4,566,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . .                -      (  1,935,000)
   Purchases of Furniture, Fixtures and Equipment. . . . . . . . . . .     (     68,000)     (     39,000)
                                                                        ----------------  ----------------
        NET CASH (USED) BY INVESTING ACTIVITIES. . . . . . . . . . . .     (  9,694,000)     (  7,028,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . .        8,804,000         5,333,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . .        5,941,000           496,000
   Net Change in Federal Home Loan Bank Advance. . . . . . . . . . . .     (  1,800,000)     (     75,000)
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . .           39,000            21,000
                                                                        ----------------  ----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . .       12,984,000         5,775,000
                                                                        ----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .        4,031,000      (    271,000)
   Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . .       10,940,000         8,891,000
                                                                        ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . .  $    14,971,000   $     8,620,000
                                                                        ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,646,000   $     1,636,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . .  $        74,000   $        13,000



Consolidated  Statement  of  Equity
Marathon  Bancorp  and  Subsidiary




                                                                                            Accumulated
                                   Common shares                                            Other
                              -------------------------  Comprehensive    Accumulated       Comprehensive
                              Shares        Amount       Income           Deficit           Income           Total
                              ------------  -----------  ---------------  ----------------  --------------   --------------

BALANCE,  JANUARY 1, 2001. .     3,838,019  $13,675,000                   $(   3,215,000)   $(     5,000)    $   10,455,000

Exercise of Stock Options. .        14,800       38,000                                                              38,000

COMPREHENSIVE INCOME:
Net Income . . . . . . . . .                             $      753,000           753,000                           753,000
Net Changes in Unrealized
  Gain (Loss) on Available
  for Sale Securities. . . .                                    353,000                            353,000          353,000
                                                           ------------
TOTAL COMPREHENSIVE INCOME .                             $    1,106,000
                                                           ============

BALANCE,  SEPTEMBER 30, 2001     3,852,819  $13,713,000                   $  ( 2,462,000)   $       348,000  $   11,599,000
                              ============  ===========                   ===============   ================ ==============


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

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 2001 and December 31, 2000, results of operations and changes in cash flows for the nine-month period ended September 30, 2001 and 2000. The results of operations for the three-month period and nine-month period ended September 30, 2001 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 2001.

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

Accordingly, the weighted average number of shares used to compute the net income per share were as shown in the following table:

                             Third  Quarter  Ended        Nine  Months  Ended
                                September  30,              September  30,
                               2001          2000          2001          2000
                            ---------     ---------     ---------     ---------
Average  Shares  Outstanding
    Basic                   3,852,232     3,837,954     3,848,101     3,836,110
    Diluted                 3,905,901     3,837,954     3,870,140     3,836,110

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

FINANCIAL  HIGHLIGHTS  OVERVIEW

The Company's third quarter was highlighted by very good asset and deposit growth. Assets increased by 8.5% for the quarter and are up 15.4% for the year. Deposit grew 15.0% for the quarter and 18.5% for the year. Earnings remained strong increasing to $294,000 for the third quarter, which is a 42.7% increase over the second quarter this year and only $2,000 less than last year's third quarter. The nine-month earnings increased to $753,000 a 14% improvement over last year.

Results  of  Operations

Net  Interest  Income
Net interest income posted an increase for the quarter rising over both last year and last quarter. Net interest income was 4.5% greater than second quarter 2001 and 1.8% better than third quarter 2000. This was due primarily to an increased asset base compared to yearend and last year third quarter. Net interest margin for the third quarter was 5.18% compared to 5.88% for the third quarter of 2000. The drop in rates by the Federal Reserve Board of 350 basis points has put pressure on the margin, due to the fact that the Company has 32% of its deposits in non-interest bearing accounts.

Both quarterly and nine-month interest income on loans increased. This was accomplished by a $5,975,000 increase in the loan portfolio since the beginning of the year which offset the large decrease in prime rate. We were also helped by the fact that we have floor rates on most of our commercial floating rate loans. Interest income on loans increased by $109,000 or 9.0% for the third quarter as compared to the third quarter of 2000, and has increased for the year-to-date $228,000 or 9.7% over the first nine months of 2000. Interest on investment securities declined for the third quarter of 2001 by 7.2% as compared to the third quarter of 2000, but continues to show an increase for the nine-month period of 13.4% over 2000. The purchase of securities with higher rates in the latter part of 2000 and the beginning of 2001 has helped to mitigate the drop in rates in the bond market. As would be expected, other interest income, which is almost entirely derived from the interest on fed funds sold, declined $58,000 for the third quarter and $64,000 for the nine-months.

Interest expense has declined for the third quarter by $9,000 or 1.7% while still showing an increase of $54,000 or 3.4% for the year-to-date over last year. For the quarter, the volume of interest-bearing time deposits and money market deposits was significantly higher in 2001 versus 2000 but the large drop in interest rates offset the volume increase. The average cost of interest-bearing deposits for the third quarter 2001 was 3.4% versus 4.4% for the same period of 2000. Interest expense year-to-date increased as the drop in average rate paid for the first nine months of 2001 did not offset the large increase in average interest-bearing deposits for 2001.

Noninterest  Income
Total noninterest income for the third quarter of 2001 increased by $39,000 or 27.3% over the amount reported for the third quarter of 2000 and increased $98,000 or 23.4% for the first nine-months of 2001 as compared to 2000. The quarterly increase came from a 69.8% increase in service charges on deposit accounts. This occurred from the additional analysis service charge income earned on commercial accounts whose earnings credits for deposits, which are based on current market interest rates, have not offset the cost of services. This has also been the case for the service charge income generated for the nine-month period.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

For the nine-month period of 2001 we also have realized additional dividends from our investment in life insurance which increased 8.9% over 2000. Other noninterest income increased due to additional income generated from bankcard merchant discount earnings that we participate in with our third party vendor.


Noninterest  Expense
Noninterest expense for the third quarter of 2001 increased $70,000 or 6.7% over the same period last year. Equipment costs, customer related expense, marketing and data processing cost showed declines, while salaries and employee benefits, insurance, and legal costs increased for the quarter. The real estate loan in process of foreclosure continues to keep up our legal costs and rising rates for workmen's compensation insurance has increased insurance costs.

For the nine-month period, noninterest expenses increased $255,000 or 8.4% over the prior year. The increased costs were in, occupancy, salaries and employee benefits, marketing, office supplies and legal fees. Equipment costs, data processing, insurance and customer related expenses decreased from last year. Salaries and employee benefits increased from the cost of rising health insurance premiums and a reduction in FASB 91 related loan credits.

Provision  for  Credit  Losses:
Loans the Bank classified as substandard or doubtful as of the end of the second quarter totaled $1,402,000 compared to $2,173,000 at December 31, 2000. Nonperforming loans, which consist of loans past due over 90 days plus loans on nonaccural, totaled $1,029,000 at September 30, 2001 compared to $1,000,000 at December 31, 2000. The Company does not currently have any other real estate owned but is in the process of foreclosure on a $1,000,000 loan that is in the nonaccrual total and well collateralized.

During the first nine-months of 2001, the Bank charged-off $66,000 and collected loan recoveries of $26,000. The Company made a provision to the reserve for credit losses of $45,000. The net change to the reserve for credit losses for the quarter was an increase of $9,000 while the net change for the nine-months was an increase of $5,000. Management did an assessment of the loan portfolio, reviewed current economic conditions and looked at its historic losses and determined that the current level of the reserve was adequate. The current reserve is $1,071,000, or 1.82% of outstanding loans.


ASSETS  AND  LIABILITIES

There was a substantial increase in assets during the third quarter. The third quarter saw loans decrease while investment in fed funds and investment securities increased. During the third quarter commercial loan demand in our market has slowed and is now showing the effects of the recessionary economy. The Company has had payoffs in excess of new loans generated for the third quarter but continues to show an 11.3% increase over the yearend loan totals.

The Company increased the investment portfolio during the third quarter by $7,878,000 or 38.0%. The increase in deposits was invested in medium term securities that have kept up the overall yield in the investment portfolio during this declining rate environment.

Deposits have done well for both the quarter and the year increasing $14,745,000 or 18.5% over December 31, 2000. The major growth has come in interest-bearing deposits as both business and consumers try to increase their yield on cash held in the bank. The largest growth has been in our Investors Money Market accounts that pays an interest rate close to that earned in money market investment funds.




MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

LIQUIDITY  AND  CAPITAL

Asset/Liability  Management
Managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company is the responsibility of the Asset/Liability Committee of the Bank.

Management continually monitors liquidity in relation to current and anticipated levels of loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds need to be available to meet their credit needs as well as their withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of short-term assets to deposits was 31% at September 30, 2001 up from the 21% at June 30th and the loan to deposit ratio was 62% down from the 71% reported at the end of the second quarter. The Bank has not had to borrow during the quarter to meet the loan funding needs.

Interest rate risk management focuses on the maturity and repricing of interest earning assets in relationship to the interest bearing liabilities that fund them. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds. The Company feels that we may still see a further drop in the short-term interest rates before the year is over or at the beginning of 2002 and it will effect the net interest margin in the near term.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits the Company has historically been asset sensitive with a positive gap. The Company's asset sensitivity has been decreased by lengthening the maturities in the investment portfolio, removing the short-term callable securities and implementing interest rate floors on a large portion of the loan portfolio. The Company's cumulative gap as a percent of total assets at September 30, 2001 was 9% down from the 21% reported at December 31, 2000.

Capital
For the first nine months of 2001 shareholders' equity increased $1,144,000 or 10.9%. Stock options exercised by employees accounted for $38,000 of the increase, earnings for $753,000 and a gain in the value of available for sale securities of $353,000.

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

The adequately capitalized total risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. The Tier I capital to average assets (leverage ratio) required by the federal regulators for adequately capitalized is 4.0 percent and 5.0 percent is required to be well-capitalized. At September 30, 2001, the Bank had a risk based capital ratio of 14.6 percent, and a Tier 1 capital leverage ratio of 10.8 percent.

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






                                 MARATHON BANCORP


Date:  November 13, 2001. . . .  Craig D. Collette
                                 -----------------
                                 Craig D. Collette
                                 President and Chief Executive
                                 Officer



                                 Howard J. Stanke
                                 -----------------
                                 Howard J. Stanke
                                 Executive Vice President and
                                 Chief Financial Officer