Form 10KSB
period 2001-12-31
MARATHON BANCORP
filed 2002-03-26
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                               (FEE  REQUIRED)

           FOR  THE  FISCAL  YEAR  ENDED               DECEMBER  31,  2001
                                                       -------------------

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

     STATE  ISSUER'S  REVENUES  FOR  ITS  MOST  RECENT  FISCAL YEAR $ 7,585,000.

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF MARCH 12, 2002. THE AMOUNT IS $12,497587. SOLELY FOR THE PURPOSE OF THIS CALCULATION, ALL DIRECTORS AND OFFICERS ARE REGARDED AS AFFILIATES.
     AS OF MARCH 12, 2002, THERE WERE 3,852,819 SHARES OF NO PAR COMMON STOCK ISSUED AND OUTSTANDING.

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

ECONOMIC  CONDITIONS,  GOVERNMENT  POLICIES,  LEGISLATION,  AND  REGULATION
---------------------------------------------------------------------------
     The Bank's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted. The business of the Company and The Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.
From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the Competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See "Item 1. Business - Supervision and Regulation."
     SUPERVISION  AND  REGULATION
     ----------------------------
GENERAL
     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.
     MARATHON  BANCORP
     Marathon Bancorp, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.
The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.
Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. See part II, Item 7, Note K for the Banks capital ratio requirements and current ratios.
The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company. The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.
The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.
The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act. The Bank, as a national banking association, is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "Comptroller"). To a lesser extent, the Bank is also subject to regulations of the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Bank Insurance Fund ("BIF") and the Federal Reserve Board. If, as a result of an examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank's deposit insurance in the absence of action by the Comptroller and upon a finding that the Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.
Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers.

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

     The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company implemented the privacy provisions in early 2001 and there has not been an impact to the financial condition or operating results of the Company.
     SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:
-     identify  and  assess  the  risks  that may threaten customer information;
- develop a written plan containing policies and procedures to manage and control these risks;
-     implement  and  test  the  plan;  and
- adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

     Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.
The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines were effective July 1, 2001. The Company implemented an effective information security program in the second quarter of 2001.
     DIVIDENDS  AND  OTHER  TRANSFERS  OF  FUNDS
     -------------------------------------------
     Dividends from the Bank are a source of income to the Company The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the Bank could pay a dividend to the Company at December 31, 2001 OF $20,072. In addition, the California Department of Financial Institutions and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.
The FDIC and the Comptroller also have authority to prohibit the Bank from engaging in activities that, in the FDIC's and Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the FDIC and the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "- Prompt Corrective Regulatory
Action and Other Enforcement Mechanisms" for a discussion of these additional restrictions on capital distributions.
The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."
     CAPITAL  STANDARDS
     ------------------
     The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.
The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
     See Part II, Item 7, Note K for the Bank's capital ratio requirements and current ratios as of December 31, 2001.

     The federal banking regulators may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength when evaluating proposals for expansion or new activities.
     PROPOSED  CAPITAL  REQUIREMENTS  FOR  COMMUNITY  INSTITUTIONS
     -------------------------------------------------------------
     In November 2000 the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.
In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.
The advance notice solicits public comment on the agencies' preliminary views. Comments are due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on the Bank at this time.
     PROMPT  CORRECTIVE  ACTION  AND  OTHER  ENFORCEMENT  MECHANISMS
     ---------------------------------------------------------------
     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, the Bank and the Company exceeded the required ratios for classification as "well capitalized."
An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.
In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.
     SAFETY  AND  SOUNDNESS  STANDARDS
     ---------------------------------
     The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.
     PREMIUMS  FOR  DEPOSIT  INSURANCE
     ---------------------------------
     Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Company's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.
FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF"). The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance of the Company's subsidiary depository institution could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institution involved.
All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.
     INTERSTATE  BANKING  AND  BRANCHING
     -----------------------------------
     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.
     COMMUNITY  REINVESTMENT  ACT  AND  FAIR  LENDING  DEVELOPMENTS
     --------------------------------------------------------------
     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.
A bank's compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted June 22, 1998, the Bank was rated satisfactory in complying with its CRA obligations.

ACCOUNTING  CHANGES
-------------------

In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This Statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the APB Opinion No. 17. The Statement also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Bank's financial statements.


EMPLOYEES
---------

     At  December  31,  2001,  the  Company  employed  36  personnel.


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


CHANGES  IN  NET  INTEREST  INCOME


Year ended December 31, 2001
( in thousands)
                                         YTD     Interest   Average    Change From Prior Year
                                      Average    Income/    Yield/    Due to Change in
                                                                      ------------------------
Net Interest Income Analysis . . . .  Balance    Expense    Rate      Volume             Rate    Total
                                      ---------  ---------  --------  ---------        ------  -------

Loans. . . . . . . . . . . . . . . .  $ 58,524   $   5,152      8.8%  $    580         $(468)   $  112
Other earning assets:
   Interest bearing deposits with
      financial institutions . . . .        25           1      4.0%       (2)             0       (2)
   Investment Securities . . . . . .    24,969       1,476      5.9%       169           (55)      114
   Fed funds sold & Securities
      purchased under resale
      agreements . . . . . . . . . .     6,871         248      3.6%        70          (177)    (107)
                                      ---------  ---------  --------  --------         ------  -------
Total  interest earning assets . . .  $ 90,389   $   6,877      7.6%  $    817          $(700)  $  117
Non earning assets:
                                         4,570
   Cash & due from banks
   Other assets. . . . . . . . . . .     5,397
   Allowance for loan loss . . . . .    (1,080)
                                      ---------
                                      $ 99,276

Interest-bearing liabilities:
   Deposits:

   Demand. . . . . . . . . . . . . .  $  3,644   $      35      1.0%  $      2           $   0   $    2
   Money  market and savings . . . .    31,377         914      2.9%       124            (310)    (186)
   Time certificate of deposit . . .    22,650       1,107      4.9%       304            (183)     121
   Federal funds purchased . . . . .        10           2     20.0%       (2)               1       (1)
Other interest bearing liabilities:
   Mortgage indebtedness . . . . . .         -           -        -          -               -        -
                                      ---------  ---------  --------  ----------         ------  -------
Total interest-bearing liabilities .  $ 57,681   $   2,058      3.6%  $    428           $(492)  $  (64)
Noninterest-bearing liabilities
   And shareholders equity
Noninterest-bearing demand . . . . .    29,624
Other liabilities. . . . . . . . . .       824
Shareholders' equity . . . . . . . .    11,147
                                      ---------
                                      $ 99,276

Net interest income. . . . . . . . .  $  4,819

Net interest spread. . . . . . . . .       4.0%

Net yield on earning assets. . . . .       5.3%


CHANGES  IN  NET  INTEREST  INCOME


Year ended December 31, 2000
( in thousands)
                                         YTD     Interest   Average    Change From Prior Year
                                       Average    Income/    Yield/       Due to Change in
                                                                      ------------------------
Net Interest Income Analysis . . . .  Balance    Expense    Rate      Volume             Rate   Total
                                      ---------  ---------  --------  --------           -----  ------

Loans. . . . . . . . . . . . . . . .  $ 52,483   $   5,040      9.6%  $    547           $ 611  $1,158
Other earning assets:
   Interest bearing deposits with
      financial institutions . . . .        52           3      5.8%         0               3       3
   Investment Securities . . . . . .    22,208       1,362      6.1%       165              93     258
   Fed funds sold & Securities
      purchased under resale
      agreements . . . . . . . . . .     5,746         355      6.2%         9              66      75
                                      ---------  ---------  --------  --------           -----  ------
Total  interest earning assets . . .  $ 80,489   $   6,760      8.4%  $    721           $ 773  $1,494
Non earning assets:
                                         4,582
   Cash & due from banks
   Other assets. . . . . . . . . . .     4,751
   Allowance for loan loss . . . . .      (986)
                                      ---------
                                      $ 88,836

Interest-bearing liabilities:
   Deposits:

   Demand. . . . . . . . . . . . . .  $  3,433   $      33      1.0%  $     (1)          $   1  $    0
   Money  market and savings . . . .    28,201       1,100      3.9%        85             163     248
   Time certificate of deposit . . .    17,317         986      5.7%       241             155     396
   Federal funds purchased . . . . .        54           3      5.6%         2               0       2
Other interest bearing liabilities:
   Mortgage indebtedness . . . . . .         -           -        -          -               -       -
                                      ---------  ---------  --------  --------            -----  ------
Total interest-bearing liabilities .  $ 49,005   $   2,122      4.3%  $    327            $ 319  $  646
Noninterest-bearing liabilities
   And shareholders equity
Noninterest-bearing demand . . . . .    29,543
Other liabilities. . . . . . . . . .       646
Shareholders' equity . . . . . . . .     9,642
                                      ---------
                                      $ 88,836

Net interest income. . . . . . . . .  $  4,638

Net interest spread. . . . . . . . .       4.1%

Net yield on earning assets. . . . .       5.8%



INVESTMENT  SECURITIES
----------------------

     The  following table shows the carrying amount of the portfolio of investment securities at  the  end  of  each  of  the  past  two  years:


                                               Total                          Estimated
                                             Amortized   Gross Unrealized     Market
      YEAR END 2001 . . . . . . . . . . . .  Cost        Gains      Losses    Value
( in thousands)
Securities available for sale:
     U.S. Government and Agency Securities.  $    8,985  $    134  $  ( 13)  $ 9,106
     Corporate Bonds and Commercial Paper .       4,296       140        -     4,436
     Municipal Securities - Taxable . . . .         501         -    (   1)      500
     Mortgage-Backed Securities . . . . . .       2,333         6     ( 13)    2,326
                                             ----------  ---------  --------  -------
          Total . . . . . . . . . . . . . .  $   16,115  $    280  $  ( 27)  $16,368

Securities held to maturity:
     U.S. Treasury Securities . . . . . . .  $      500  $     12  $     -   $   512
     U.S. Government and Agency Securities.       1,483        87        -     1,570
     Municipal Securities - Taxable . . . .       5,383        96      (26)    5,453
     Mortgage-Backed Securities . . . . . .       5,552       118      (16)    5,654
                                             ----------  ---------  --------  -------
          Total . . . . . . . . . . . . . .  $   12,918  $    301  $   (42)  $13,189


YEAR END 2000
Securities available for sale:
     U.S. Government and Agency Securities.  $    5,077  $     31  $   (30)  $ 5,078
     Corporate Bonds and Commercial Paper .       4,261        15      (21)    4,255
                                             ----------  --------  --------  -------
          Total . . . . . . . . . . . . . .  $    9,338  $     46  $   (51)  $ 9,333

Securities held to maturity:
     U.S. Treasury Securities . . . . . . .  $      501  $      4  $     -   $   505
     U.S. Government and Agency Securities.       6,597        64      (21)    6,640
     Municipal Securities . . . . . . . . .       4,679         7      (40)    4,646
     Mortgage-Backed Securities . . . . . .       3,430        51      (11)    3,470
                                             ----------  --------  --------  -------
          Total . . . . . . . . . . . . . .  $   15,207  $    122  $   (72)  $15,261



INVESTMENT  SECURITIES  -  CONTINUED
------------------------------------

     The following table shows the maturities of investment securities at December 31, 2001 and the weighted average yields of those securities.


                                                          OVER 1       OVER 5
                                                            YEAR        YEARS
                                             1  YEAR     THROUGH      THROUGH       OVER             AVERAGE
(in  thousands)                             OR  LESS     5 YEARS     10 YEARS    10 YEARS     TOTAL    YIELD
                                            --------     -------     --------    --------  --------- -------
Securities  available  for  sale:
     U.S.  Government  Agency
        Securities                            $    -     $  8,695    $     -     $   411     $  9,106  4.81%
     Corporate  Bonds  and
        Commercial Paper                           -        4,436          -           -        4,436  6.27%
     Municipal Securities - Taxable                -          500          -           -          500  5.44%
     Mortgage-Backed Securities                    -          891         464        971        2,326  5.64%
                                              ---------  ---------     -------       ---     --------  -----
             Total                            $    -      $14,522    $    464    $ 1,382      $16,368  5.34%

Securities  held  to  maturity:
     U.S. Treasury Securities                 $   500     $     -    $     -     $    -       $   500  5.92%
     U.S.  Government  Agency
        Securities                                500         983          -          -         1,483  7.02%
     Mortgage-Backed Securities                     -       2,626       2,110        816        5,552  6.12%
     Municipal Securities                         550       3,652       1,181          -        5,383  5.61%
                                              ---------   --------     ------    --------       -----  -----
        Total                                  $1,550    $  7,261      $3,291    $   816      $12,918  6.00%

LOAN  PORTFOLIO
---------------


     The following table sets forth the amount of loans outstanding at the end of the past two years:


                                                          % OF               % OF
 (in Thousands) . . . . . . . . . . . . . . .     2001   TOTAL        2000  TOTAL
                                               --------  --------  -------  ------

Commercial Loans. . . . . . . . . . . . . . .  $27,723        45%  $22,842     43%
Real Estate Loans:
     Construction . . . . . . . . . . . . . .   14,577        24%    7,619     14%
     Real Estate Mortgage . . . . . . . . . .   18,479        30%   21,990     42%
                                               --------            -------
          Total real estate loans . . . . . .   33,056              29,609
Installment loans . . . . . . . . . . . . . .      359         1%      418      1%
                                               --------  --------  -------  ------
                                                61,138       100%   52,869    100%
Deferred net loan origination fees and costs.     (150)                  3
Allowance for Loan Losses . . . . . . . . . .   (1,082)             (1,066)
                                               --------            --------
          Net Loans . . . . . . . . . . . . .  $59,906             $51,806


     The following table shows the amounts of commercial and real estate construction loans outstanding at the end of the year which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year but less than five years, and more than five years. The amounts are classified according to the sensitivity to changes in interest rates.



COMMERCIAL AND CONSTRUCTION LOANS                                                           DECEMBER 31,
 ( in thousands). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2001
                                                                                              -------

COMMERCIAL LOANS
Aggregate maturities of loan balances due:
     In one year or less:
          Interest rates are floating or adjustable . . . . . . . . . . . . . . . . . . . . .  $12,351
          Interest rates are fixed or predetermined . . . . . . . . . . . . . . . . . . . . .      780
     After one year but within five years:
          Interest rates are floating or adjustable . . . . . . . . . . . . . . . . . . . . .    9,634
          Interest rates are fixed or predetermined . . . . . . . . . . . . . . . . . . . . .    1,321
     After five years:
          Interest rates are floating or adjustable . . . . . . . . . . . . . . . . . . . . .    3,637
          Interest rates are fixed or predetermined . . . . . . . . . . . . . . . . . . . . .        -
                                                                                                -------
               Total commercial loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $27,723

REAL ESTATE CONSTRUCTION LOANS
Aggregate maturities of loan balances due
     In one year or less:
           Interest rates are floating or adjustable. . . . . . . . . . . . . . . . . . . . .   $13,406
           Interest rates are fixed or predetermined. . . . . . . . . . . . . . . . . . . . .         -
     After one year but within five years:
           Interest rates are floating or adjustable. . . . . . . . . . . . . . . . . . . . .     1,171
                                                                                                -------
               Total commercial and construction loans. . . . . . . . . . . . . . . . . . . .   $14,577

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

     At December 31, 2001 loans totaling $1,151,000 were on nonaccrual, compared with none at year-end 2000. There was no reduction in interest income associated with nonaccrual loans during 2001, and $3,000 during 2000. At December 31, 2001 loans past due 90 days or more and still accruing interest were $70,000 compared to $1,000,000 at year-end 2000. The Bank had $105,000 in specific reserves for impaired loans in 2001and none in 2000 and in addition, the Bank classified
$1,410,000 and $2,173,000, respectively, of its loans without a specific reserve. The average recorded investment of impaired loans during the year ended December 31, 2001 and 2000 was approximately $1,068,000 and $1,000 respectively. No interest income was recognized on impaired loans during the year ended December 31, 2001 and $150 of interest income was recognized on impaired loans in 2000. There were no restructured loans at December 31, 2001 or 2000. There were no loans at December 31, 2001 where the known credit problems of a borrower caused the Bank to have serious doubts as to the ability of such borrower to comply with the then present loan repayment terms, and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date accept as previously disclosed. The Bank has not made loans to borrowers outside the United States. At December 31, 2001, the Company had no loan concentrations in any one SIC code exceeding ten percent of total gross loans outstanding.

SUMMARY  OF  LOAN  LOSS  EXPERIENCE
-----------------------------------

     The allowance for loan losses is established by a provision for loan losses charged against current period income. Losses are charged against the allowance when, in management's judgment, the collectability of a loan's principal is doubtful. The accompanying financial statements require the use of management estimates to calculate the allowance for loan losses. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, the value of collateral and other relative factors. Although management believes the level of the allowance as of December 31, 2001 is adequate to absorb losses inherent in the loan portfolio, decline in the local economy and the possibility of a recession, may result in losses that cannot reasonably be predicted at this date. Such losses may also cause unanticipated erosion of the Bank's capital.


     The following table summarizes the changes in the allowance for loan losses arising from  loan  losses,  recoveries  on loans previously charged off and provisions for loan losses  charged  to  operating  expense.

 LOAN CHARGE-OFFS AND RECOVERIES
(in thousands) . . . . . . . . . . . . . . . . . . . . . .     2001      2000
                                                            --------  --------
Balance of allowance for loan losses at beginning of year.  $ 1,066   $   853
Loans charged off:
     Commercial. . . . . . . . . . . . . . . . . . . . . .     ( 62)    (  80)
     Real estate . . . . . . . . . . . . . . . . . . . . .        -         -
     Installment . . . . . . . . . . . . . . . . . . . . .    (   4)    (  28)
                                                            --------  --------
        Total loans charged off. . . . . . . . . . . . . .     ( 66)     (108)

Recoveries of loans previously charged off:
     Commercial. . . . . . . . . . . . . . . . . . . . . .       34       206
     Real estate . . . . . . . . . . . . . . . . . . . . .        -         -
     Installment . . . . . . . . . . . . . . . . . . . . .        3        15
                                                            --------  --------
        Total loan recoveries. . . . . . . . . . . . . . .       37       221
                                                            --------  --------
Net loans charged off. . . . . . . . . . . . . . . . . . .     ( 29)      113
Provision charged to operating expense . . . . . . . . . .       45       100
                                                            --------  --------
Balance of allowance for loan losses at end of year. . . .  $ 1,082   $ 1,066

                                                               2001      2000
                                                            --------  --------
Amount of loans outstanding at end of the year . . . . . .  $60,988   $52,872
Average amount of loans outstanding. . . . . . . . . . . .  $58,524   $52,483
Ratio of net charge-offs to average loans outstanding. . .     0.05%    -0.22%
Ratio of allowance for loan losses at the end of the
     year to average loans outstanding . . . . . . . . . .     1.85%     2.03%
Ratio of allowance for loan losses at the end of the
     year to loans outstanding at the end of the year. . .     1.77%     2.02%

     The following table sets forth the Company's allocation of the allowance for loan losses to specific loan categories at the end of the past two years.
The allocations are based upon the same factors as considered by management in determining the amount of additional provisions to the allowance for loan losses and the aggregate level of the allowance.


ALLOWANCE  FOR  LOAN  LOSSES                                       December  31,
                                      ---------------------------------------------------------------------------
                                                     2001                                  2000
                                                     ----                                  ----
                                                                       PERCENT OF LOANS          PERCENT OF LOANS
                                                     ALLOWANCE FOR     IN EACH CATEGORY          IN EACH CATEGORY
 ( in thousands). . . . . . . . . . .  LOAN LOSSES   TO TOTAL LOANS   ALLOWANCE FOR LOAN LOSSES   TO TOTAL LOANS
                                       ------------  ---------------  --------------------------  ---------------
Commercial loans. . . . . . . . . . .  $        427              45%  $                      378              43%
Real  estate loans:
     Construction . . . . . . . . . .           300              24%                         127              14%
     Mortgage . . . . . . . . . . . .           346              30%                         553              42%
Installment/Consumer loans. . . . . .             9               1%                           8               1%
                                       ------------  ---------------  --------------------------  ---------------
     Total allowance for loan losses.  $      1,082             100%  $                    1,066             100%


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

     Although management believes the level of the allowance for loan losses as of December 31, 2001, is adequate to absorb losses inherent in the loan portfolio, currently unanticipated conditions and events, such as additional declines in the local economy and the possibility of a recession, may result in losses that cannot reasonably be predicted at this date.

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




     The  distribution  of  average  deposits and the average rates paid thereon is summarized for the periods  indicated  below:

                                      2001                           2000
                               -----------------------       -------------------
DEPOSITS. . . . . . . . . . .  AVERAGE         AVERAGE          AVERAGE  AVERAGE
(in thousands). . . . . . . .  BALANCE           RATE           BALANCE     RATE
                               ------------  ---------       -----------   -----

Demand, non-interest-bearing.  $     29,624                     $ 29,543
Demand, interest bearing. . .         3,644       1.0%             3,433   1.0%
Money market and savings. . .        31,377       2.9%            28,201   3.9%
Time certificates of deposit.        22,650       4.9%            17,317   5.7%
                               ------------                    ---------
         Total Deposits . . .  $     87,295       2.4%          $ 78,494   2.7%




     The following is a maturity schedule of time certificates of deposit of $100,000 or more at the end of the past two years:

TIME  CERTIFICATES  OF  DEPOSIT
December  31,

(in thousands) . . . . . . . . . . . .     2001     2000
                                        -------  -------

Three months or less . . . . . . . . .  $ 7,063  $ 5,538
Over three months through six months .    5,043    4,746
Over six months through twelve months.    1,005    2,191
Over twelve months . . . . . . . . . .        -        -
                                        -------  -------
        Total. . . . . . . . . . . . .  $13,111  $12,475

     The  Bank  had  no  brokered  deposits  at  December  31,  2001  and  2000.

SELECTED  FINANCIAL  RATIOS
---------------------------


     The following table sets forth the ratios of net loss to average assets and to average shareholders' equity, and the ratio of average shareholders' equity to average assets.

                                                  2001   2000
Return on average assets . . . . . . . . . . . .  1.05%  1.24%
Return on average shareholders' equity . . . . .  9.39%  11.5%
Average shareholders' equity to average assets .  11.2%  10.9%
Shareholders' equity to total assets at year end  11.5%  11.3%



ITEM  2.  PROPERTIES
--------------------

     The Bank leases 14,900 square feet of office space and 5,600 square feet of retail banking space at 11150 West Olympic Boulevard, Los Angeles, California under a noncancelable operating lease, which expires on August 31, 2002 and has a five-year renewal option that is currently being negotiated with the landlord. The Bank also leases 702 feet of office space at 21241 Ventura Boulevard, Woodland Hills, California, which expires on February 28, 2003. The leases provide for annual rental payments of approximately $411,000 during 2002 and $16,000 in 2003 In addition, the Bank pays its proportionate share of increases in common operating expenses.

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

     No matters were submitted to shareholders during the fourth quarter of 2001.


                                PART II
                                -------

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  SHARES AND RELATED SHAREHOLDER
--------------------------------------------------------------------------------
MATTERS
-------


     The Bancorp's common shares are traded on the OTCBB under the symbol MARB. The high and low market prices for each quarterly period ended December 31, 2000 and 1999 ranged as follows:


By Quarter  1st  2nd  3rd  4th-2001      1st  2nd  3rd  4th-2000
----------  ---  ---  ---  --------      ---  ---  ---  --------
Price
   High    3.25  3.10  4.75  4.73       3.00  3.00  3.31  3.38
   Low     2.97  2.90  3.57  3.60       2.50  2.50  2.63  3.13


Principal  market  makers  at  December  31,  2001:

     Hill  Thompson  Magid,  L.P.          Hoefer  &  Arnett,  Incorporated
     Investec  Ernst  &  Company           Knight  Securities,  Inc
     Sutro  &  Co.,  Incorporated.         Wedbush  Morgan Securities


The Transfer Agent and Registrar is U.S. Stock Transfer Corporation, Glendale, California

At December 31, 2001 there were approximately 271 holders of record of the Company's common shares.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------------------------------
AND  RESULTS  OF  OPERATIONS
----------------------------

FINANCIAL  HIGHLIGHTS  OVERVIEW
     The Company continued to perform well even during a year of economic recession. Pre-tax earnings for the year grew to $1,066,000 a 7.5% over the $992,000 earned in 2000. Net income after taxes was $1,047,000 for 2001 compared to $1,104,000 for 2000. The Company became taxable for state tax in the fourth quarter of 2001. Basic and diluted per share earnings were $0.27 for the year 2001 versus $0.29 for the year 2000. Return on average assets for the year-ended December 31 2001 was 1.05% and return on average equity was 9.39% for the same period.
     Assets totaled $102,339,000 at December 31, 2001 compared to $92,916,000 at December 31, 2001, an increase of 10.1%. Loans increased from $52,872,000 at December 31, 2000 to $60,988,000 at year-end 2001. Book value per share rose to $3.06 at December 31, 2001 and increase of 12.1% over the $2.73 at December 31, 2000.

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME
     Net interest income increased for the year-ended December 31, 2001 by $235,000 or 5.2%. This increase was noteworthy in that it occurred in a year of falling interest rates. The Company managed its interest rate risk well in a year that saw the Federal Reserve Bank reduce its fed funds target rate by 4.75% and the prime lending rate decreased a like amount. Net interest earned in 2001 was 5.3% compared to 5.8% for year-end 2000.
     Interest income increased $117,000 or 1.7% for the year-ended December 31, 2001 compared to year-end 2000. Interest and fees on loans and interest earned on the investment portfolio increased while interest on fed funds decreased. Interest and fees on loans rose due to the increase in the volume of loans that offset interest declines do to the falling prime rate, which declined from 9.5% to 4.75% during 2001. Loan interest income generated from the increase in volume was $580,000, while income declined $468,000 from the decline in rates. Interest income from the investment portfolio also increased from volume and from the Company lengthening maturities during 2000 to take advantage of higher yields.
     Interest expense, which is generated almost entirely from interest paid on deposits, declined by $63,000 or 3.0%. Interest expense declined while the volume of interest-bearing deposits increased by 29.6%. Interest costs increased by $430,000 from the change in volume of interest-bearing deposits while declining interest rates reduced costs by $493,000. Other interest expense was generated by short-term Federal Home Loan Bank borrowings.

NONINTEREST  INCOME
     Noninterest income generated for the year-ended December 31, 2001 increased a substantial $153,000 or 27.5%. Service charges and fees on deposits was the main item generating the increase. Analysis charges on our business accounts increased due to the lower earnings credit applied to noninterest-bearing demand deposits maintained that is used to offset service charges. The analysis charges tend to increase when rates fall and decrease as rates rise. Both other noninterest income generated from fees and the dividends on the cash value of our bank owned life insurance policies increased as well.

NONINTEREST  EXPENSE
     Noninterest expense increased $313,000 for the year-ended December 31, 2001 compared to the year-end 2000. Human resource costs increased due to increased employee benefit costs and reduced FASB91 salary credits. Salary expense alone increased by only $22,000 in the year 2001. Occupancy expenses increased due to increased maintenance expense on our lease. Professional services, stationery and supplies, and other expense increased $32,000 in total.
     Legal fees and costs increased by $203,000 due mainly to three loan related lawsuits. The insurance deductible has been met on these lawsuits and there will be substantial defense cost coverage in 2002 that will decrease the legal fees on these cases. The Company does not anticipate any losses in regards to these cases which should settle in the first half of 2002.
     The Company renegotiated its data processing contract during 2001 and decreased its costs as well as not having any of the costs for the year 2000 changeover in 2001. Furniture and Equipment, customer related expense and insurance costs declined from those reported for 2000.

CREDIT  RISK  MANAGEMENT
     Credit risk is an intrinsic part of commercial banking. The Company has credit policies designed to manage and regulate credit risk and to minimize the level of losses incurred. Our policies helped to protect us during the recession that we experienced in 2001.
     Credit policies require the extensive evaluation of new credit requests and continuing review of existing credits in order to identify, monitor and quantify evidence of deterioration of quality or potential loss in a timely manner. Credit review is done both by management and an outside third-party credit review firm. Reviews of current economic conditions, previous loan loss experience, composition of the portfolio, industry trends and many other relative factors are used in determining the allowance for credit losses.
     Nonperforming loans, which consist of loans past due over 90 days plus loans on nonaccrual, totaled $1,151,000, which represents 1.9% of total loans outstanding at December 31, 2001 versus $1,000,000 or 1.9% of outstanding loans at year-end 2000. Loans classified by the Bank as doubtful or substandard at year-end 2001 equaled $1,410,000 versus $2,172,000 at year-end 2000 a reduction of 35%.
     The allowance for credit losses, that buffers the credit risk in the lending process, is decreased by the amount of loans charged off and is increased by the provision for credit losses charged against income and by recoveries. There is no precise method of predicting which loans may ultimately be charged off; and the conclusion that a loan may become uncollectable, in whole or in part, is a matter of judgement. Similarly, the adequacy of the allowance and accompanying provision for credit losses can be determined only on a judgmental basis after full review, including consideration of economic conditions and their effects on specific borrowers, the borrowers' financial data, and evaluation of any underlying collateral enhancing the credit.
     Taking into consideration our assessment of the quality of the loan portfolio, and the other factors previously discussed along with the current weak economy and increased loan volume prompted the company to slowly increase the reserve for credit losses. A provision of $45,000 was made in 2001 and the reserve increased from net recoveries for the year. There was a provision of $100,000 in 2000. Loans totaling $66,000 were charged off during the year, and $37,000 was recovered increasing the reserve for credit losses to $1,082,000. The reserve at December 31, 2001 was 1.8% of gross loans compared to 2.0% of gross loans outstanding at December 31, 2000.

ASSETS  AND  LIABILITIES

     Marathon Bancorp's asset growth for the year was a healthy 10.1%, increasing year-end asset from $92,916,000 at year-end 2000 to $102,339,000 at year-end 2001. Average assets increased to $99,276,000 for the year 2001 compared to $88,836,000 for 2000.
     The Company reduced the cash and cash equivalents and increased the earnings assets. The loan portfolio grew by $8,116,000 or 15.3% spread mostly between commercial and industrial loans and real estate construction. The investment portfolio was increased from $24.5 million to $29.3 million to increase the yield on earning assets. More securities were classified as available for sale to support increased future loan growth and for liquidity since we decreased our investment in low yielding high liquidity fed funds.
     The lease for our headquarters and main office expires in August of 2002 and contains an option to renew. We will be exploring the different options available to us with other buildings in the area as well as negotiating the terms of the option on our exiting space. We also will continue to maintain our loan production office in Woodland Hills and look to expand that facility into a branch in the future.
     Deposit growth was also good for the year 2001 increasing total deposits to $89,648,000 at year-end 2001. This was an increase of $9,763,000 or 12.2% over year-end 2000. The deposit sector that showed the most increase was money market deposits, which rose $10,988,000 or 40.3% from December 31, 2000. The weakening stock market and lower interest rates on certificates of deposit prompted customers to park more money in liquid money market funds.

LIQUIDITY  AND  CAPITAL

ASSET/LIABILITY  MANAGEMENT
     The Company's Asset/Liability Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings and on shareholders' equity. Management uses three different measurement processes to quantify and measure its interest rate risk: gap analysis, net interest income simulation and present value of equity analysis. Gap analysis measures interest rate risk in terms of the mismatch between the stated repricing and maturities of the Company's earning assets and liabilities within defined time frames. Net interest income simulation measures the change in income from drops or increases in interest rates in the market place and the present value of equity is used to provide information on the price sensitivity of shareholders' equity to changes in interest rates.
     In order to appropriately reflect the repricing structure of the Company's balance sheet, management has made certain adjustments to the balances reflected in the following table to account for the behavioral characteristics of certain core deposits that do not have specified contractual maturities (i.e., checking with interest, savings, money markets). In addition, the investment portfolio is shown as repricing at specified call date, if applicable, and not maturity date. The cumulative one-year gap position shown in the following interest rate sensitivity table reflects asset sensitivity of $5 million or 5% of earning assets at year-end. This is a large decrease in asset sensitivity from the year 2000 and helped the Company to better weather the rate declines that we had in 2001. Asset sensitivity is normally advantageous to us when rates are increasing as that increase in interest rates would likely cause earnings to increase because a larger portion of assets than liabilities would reprice. A decrease in rates would decrease earnings. We decreased the asset sensitivity to better match the portfolios to the declining rate market in 2001.
     Loans and deposits that can immediately adjust either contractually or because they are tied to the prime rate or other indexes, which can change at any time, are included in the zero to three-month category. The remaining assets and liabilities are categorized by either the next time the asset or liability may be repriced or the maturity date, whichever is sooner. The Company does not use off-balance sheet interest rate instruments to hedge interest rate risk, but does employ interest rate floors on adjustable rate loans. The floors help to mitigate the loss of net interest income in a declining rate environment.

CAPITAL
     The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. The Company and bank meet all regulatory guidelines and the bank is considered "well capitalized" under the regulations. The Company increased capital to $11,792,000 at year-end 2001, which was a 12.8% improvement over 2000. The capital was increased from the retained earnings generated and an improvement in the unrealized value of investment securities available for sale. The bank's total risk-based capital to asset ratio at year-end was 15.2% and the Tier I leverage ratio was 10.7%. A further analysis of the capital position is covered in Note K.

INTEREST  RATE  SENSITIVITY


                            >0-3    4-6     7-12        1-5    >5
(In thousands) . . . . . .  Months  Months  Months    Years   Years     Total
--------------------------  ------  ------  ------  -------  -------  -------
Assets
  Securities               $ 2,747  $1,307  $5,225  $17,348  $ 2,504  $29,130
  Fed funds sold             2,905       -       -        -        -    2,905
      Loans                 51,642   1,538   1,371    6,472      908   61,932
-------------------------- -------  ------  ------  -------  -------  -------
  TOTAL EARNING ASSETS     $57,294  $2,845  $6,596  $23,820  $ 3,412  $93,967

Sources                      1,123       -       -        -        -    1,123
  Checking with interest     3,504       -       -        -        -    3,504
  Money market              37,088       -       -        -        -   37,088
  Time CD's                 10,503   6,821   2,578      172        -   20,074
       Demand deposits                    -       -       -   27,859   27,859
       FHLB borrowing            -       -       -        -        -        -
                           -------  ------  ------  -------  -------  -------
  TOTAL SOURCES            $52,218  $6,821  $2,578  $   172  $27,859  $89,648

Cumulative Gap             $ 5,076  $1,100  $5,118  $28,766  $ 4,319

Gap as a percent of total
      earning assets           5.0     1.1     5.0     28.1      4.2


                                       25


                                       51


LIQUIDITY  MANAGEMENT
     Liquidity management is used to maintain cash flow sufficient to both meet the needs of depositors and borrowers and to fund ongoing operations. We continue to have a relatively stable base of core deposits that provide the Company with a low-cost source of stable funds. Deposits are monitored closely, especially the largest relationships, to correctly gauge balance fluctuations. Loan funding needs are also closely watched so that sufficient funds are available for borrowers.
     The statement of cash flows shows the Company generated cash from operating activities of $1,152,000 and $8,001,000 was from financing activities. The cash generated was used mainly to fund the increased loan portfolio and an increase in the investment portfolio. Cash and cash equivalents decreased $3,744,000 for the year. Liquidity remains adequate for the Company's needs and gives the Company the ability to deal with any deposit fluctuations as well as providing funds for increasing the loan portfolio. The Bank has pre-approval to purchase fed funds with two correspondent banks and the ability to borrow at both the Federal Reserve Bank and Federal Home Loan Bank to supplement liquidity if needed.

------


ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------


CONSOLIDATED  BALANCE  SHEET

                                                                  December 31,
                                                                  -----------------
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2001
                                                                  -----------------

Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . .  $      4,291,000
Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . .         2,905,000
                                                                  -----------------
        TOTAL CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .         7,196,000

Investment Securities:
   Securities Available for Sale . . . . . . . . . . . . . . . .        16,368,000
   Securities Held to Maturity . . . . . . . . . . . . . . . . .        12,918,000
                                                                  -----------------
        TOTAL INVESTMENT SECURITIES. . . . . . . . . . . . . . .        29,286,000

Federal Home Loan and Federal Reserve Bank stock, at cost. . . .           426,000

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,988,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . .   (     1,082,000)
                                                                  -----------------
        NET LOANS. . . . . . . . . . . . . . . . . . . . . . . .        59,906,000
Premises and Equipment . . . . . . . . . . . . . . . . . . . . .           231,000
Cash Surrender Value of Life Insurance . . . . . . . . . . . . .         3,855,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . .         1,439,000
                                                                  -----------------
        TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $    102,339,000
                                                                  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-Bearing Demand. . . . . . . . . . . . . . . . . .  $     27,859,000
   Interest-Bearing Demand . . . . . . . . . . . . . . . . . . .         3,504,000
   Money Market and Savings. . . . . . . . . . . . . . . . . . .        38,211,000
   Time Deposits Under $100,000. . . . . . . . . . . . . . . . .         6,963,000
   Time Deposits $100,000 and Over . . . . . . . . . . . . . . .        13,111,000
                                                                  -----------------
        TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . .        89,648,000

Accrued Interest and Other Liabilities . . . . . . . . . . . . .           899,000
Federal Home Loan Bank Advance . . . . . . . . . . . . . . . . .                 -
                                                                  -----------------
        TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .        90,547,000

Commitments and Contingencies - Note D and H

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
       3,852,819 Shares Issued and Outstanding . . . . . . . . .        13,713,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .   (     2,168,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains on Available-for-Sale Securities . . . . . . . . . .           247,000
                                                                  -----------------
        TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .        11,792,000
                                                                  -----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . .  $    102,339,000
                                                                  =================


See  accompanying  notes  to  consolidated  financial  statements.


See  accompanying  notes  to  consolidated  financial  statements.

 CONSOLIDATED  STATEMENTS  OF  INCOME



                                                                    Year Ended December 31,
                                                          ----------------------------------------
                                                                              2001           2000
                                                          ------------------------  --------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . . . . .  $              5,152,000  $   5,040,000
    Interest on Investment Securities. . . . . . . . . .                 1,476,000      1,362,000
    Other Interest Income. . . . . . . . . . . . . . . .                   249,000        358,000
                                                          ------------------------  --------------
        TOTAL INTEREST INCOME. . . . . . . . . . . . . .                 6,877,000      6,760,000

INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . . . . .                    35,000         33,000
    Interest on Money Market and Savings . . . . . . . .                   913,000      1,100,000
    Interest on Time Deposits. . . . . . . . . . . . . .                 1,108,000        986,000
    Other Interest Expense . . . . . . . . . . . . . . .                     2,000          3,000
                                                          ------------------------  --------------
        TOTAL INTEREST EXPENSE . . . . . . . . . . . . .                 2,058,000      2,122,000
                                                          ------------------------  --------------

NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .                 4,819,000      4,638,000
Provision for Credit Losses. . . . . . . . . . . . . . .                    45,000        100,000
                                                          ------------------------  --------------
        NET INTEREST INCOME AFTER
           PROVISION FOR CREDIT LOSSES . . . . . . . . .                 4,774,000      4,538,000
                                                          ------------------------  --------------

NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . . . . .                   386,000        267,000
    Dividends on Cash Surrender Value of Life Insurance.                   214,000        198,000
    Other Noninterest Income . . . . . . . . . . . . . .                   108,000         92,000
                                                          ------------------------  --------------
        TOTAL NONINTEREST INCOME . . . . . . . . . . . .                   708,000        557,000
                                                          ------------------------  --------------

NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . . . . .                 2,228,000      2,095,000
    Occupancy Expenses . . . . . . . . . . . . . . . . .                   575,000        559,000
    Furniture and Equipment. . . . . . . . . . . . . . .                    89,000        102,000
    Professional Services. . . . . . . . . . . . . . . .                   109,000         89,000
    Business Promotion . . . . . . . . . . . . . . . . .                    61,000         58,000
    Stationery and Supplies. . . . . . . . . . . . . . .                    51,000         45,000
    Data Processing Services . . . . . . . . . . . . . .                   272,000        294,000
    Customer Related Expenses. . . . . . . . . . . . . .                   286,000        320,000
    Insurance and Assessments. . . . . . . . . . . . . .                   151,000        154,000
    Legal Fees and Costs . . . . . . . . . . . . . . . .                   317,000        114,000
    Other Expenses . . . . . . . . . . . . . . . . . . .                   277,000        273,000
                                                          ------------------------  --------------
        TOTAL NONINTEREST EXPENSE. . . . . . . . . . . .                 4,416,000      4,103,000
                                                          ------------------------  --------------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . .                 1,066,000        992,000
Income Taxes Expense (Benefit) . . . . . . . . . . . . .                    19,000   (    112,000)
                                                          ------------------------  --------------
        NET INCOME . . . . . . . . . . . . . . . . . . .  $              1,047,000  $   1,104,000
                                                          ========================  ==============
Per Share Data:
        Net Income  - Basic. . . . . . . . . . . . . . .  $                   0.27  $        0.29
        Net Income  - Diluted. . . . . . . . . . . . . .  $                   0.27  $        0.29



See  accompanying  notes  to  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                                                Year  Ended  December,  31
                                                                                     2001                2000
                                                                        ------------------  ------------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,047,000   $       1,104,000
   Adjustments to Reconcile Net Income to Net Cash Provided
      by Operating Activities:
         Depreciation and Amortization . . . . . . . . . . . . . . . .            116,000             122,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . .             45,000             100,000
         Deferred Taxes. . . . . . . . . . . . . . . . . . . . . . . .   (         87,000)    (       136,000)
         Net Amortization of Premiums and Discounts
            on Investment Securities . . . . . . . . . . . . . . . . .   (         31,000)   (         28,000)
         Net Change in Deferred Loan Origination Fees. . . . . . . . .            153,000              59,000
         Net Increase in Cash Surrender Value of Life Insurance. . . .    (       188,000)    (       173,000)
         Net Change in Accrued Interest, Other Assets
             And Other Liabilities . . . . . . . . . . . . . . . . . .             97,000              79,000
                                                                        ------------------  ------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . .          1,152,000           1,127,000

INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with Financial Institutions                  -             100,000
   Purchases of  Available-for-Sale Securities . . . . . . . . . . . .      (  23,071,000)      (  12,004,000)
   Purchases of Held-to-Maturity Securities. . . . . . . . . . . . . .     (    6,226,000)     (    7,333,000)
   Proceeds from Maturities of Available-for-Sale Securities . . . . .         16,301,000          10,000,000
   Proceeds from Maturities of Held-to-Maturity Securities . . . . . .          8,532,000           4,487,000
   Proceeds from Sale of Available-for-Sale Securities . . . . . . . .                  -           2,000,000
   Purchase of Federal Home Loan & Federal Reserve Bank Stock. . . . .   (         51,000)   (         24,000)
   Proceeds from Redemption of Federal Home Loan Bank Stock. . . . . .                  -             131,000
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . .     (    8,298,000)     (    2,716,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . .                  -      (    1,935,000)
   Purchases of Premises and Equipment . . . . . . . . . . . . . . . .   (         84,000)   (         60,000)
                                                                        ------------------  ------------------
        NET CASH USED BY INVESTING ACTIVITIES. . . . . . . . . . . . .      (  12,897,000)     (    7,354,000)

FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . .          8,867,000           4,200,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . .            896,000           4,130,000
   Net Change in Federal Home Loan Bank Advance. . . . . . . . . . . .     (    1,800,000)   (         75,000)
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . .             38,000              21,000
                                                                        ------------------  ------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . .          8,001,000           8,276,000
                                                                        ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .     (    3,744,000)          2,049,000
Cash and Cash Equivalents at Beginning of Year . . . . . . . . . . . .         10,940,000           8,891,000
                                                                        ------------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . .  $       7,196,000   $      10,940,000
                                                                        ==================  ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       2,067,000   $       1,985,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . .  $         107,000   $          21,000

See  accompanying  notes  to  consolidated  financial  statements.


CONSOLIDATED  STATEMENT  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY

                                                                                             Accumulated
                                                                                                Other
                                    Common Shares           Comprehensive   Accumulated     Comprehensive
                            Shares          Amount          Income          Deficit           Income              Total
                            --------------  --------------  --------------  ----------------  --------------  -----------

BALANCE, JANUARY 1, 2000 .       3,830,019  $   13,654,000                  $(  4,319,000)  $  (    199,000)  $ 9,136,000

Exercise of Stock Options.           8,000          21,000                                                         21,000

COMPREHENSIVE INCOME:
  Net Income . . . . . . .                                  $    1,104,000       1,104,000                      1,104,000
  Net Gain in Unrealized
    on Available-for-Sale
    Securities . . . . . .                                         194,000                           194,000      194,000
                                                            --------------
TOTAL COMPREHENSIVE INCOME                                  $    1,298,000
                                                            ==============

BALANCE, DECEMBER 31, 2000       3,838,019      13,675,000                   (  3,215,000)   (        5,000)   10,455,000

Exercise of Stock Options.          14,800          38,000                                                         38,000

COMPREHENSIVE INCOME:
  Net Income . . . . . . .                                  $    1,047,000       1,047,000                      1,047,000
  Net Gain in Unrealized
    on Available-for-Sale
    Securities . . . . . .                                         252,000                          252,000       252,000
                                                            --------------
TOTAL COMPREHENSIVE INCOME                                  $    1,299,000
                                                            ==============
                            --------------  --------------                  --------------  ----------------  -----------
BALANCE, DECEMBER 31, 2001       3,852,819  $   13,713,000                   $(  2,168,000)   $     247,000   $11,792,000
                            ==============  ==============                  ==============  ================  ===========

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

Nature  of  Operations
----------------------

The Bank has been organized as a single reporting segment and operates a branch office, a loan production office and corporate headquarters located in the west side of the City of Los Angeles. The Bank offers a wide range of commercial banking services primarily to professionals and small to medium size companies located throughout the greater Los Angeles area.

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

Cash  and  Due  From  Banks
---------------------------

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2001.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or when, in the opinion of management, there is reasonable doubt as to collectibility. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

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

Disclosure  About  Fair  Value  of  Financial  Instruments
----------------------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

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

Comprehensive  Income
---------------------

The Bank adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank for the periods ended December 31, 2000 and December 31, 2001.

Current  Accounting  Pronouncements
-----------------------------------

In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This Statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the APB Opinion No. 17. The Statement also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Bank's financial statements.

Reclassifications
-----------------

Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  B  -  INVESTMENT  SECURITIES


The  following is a summary of data for the major categories of securities as of December 31, 2001:

                                             Gross        Gross        Estimated
                                             Amortized    Unrealized   Unrealized       Fair
                                             Cost         Gains        Losses           Value
                                             -----------  -----------  ---------------  -----------
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 2001:
      U.S. Government and Agency Securities  $ 8,985,000  $   134,000  $ (     13,000)  $ 9,106,000
      Corporate Bonds and Commercial Paper.    4,296,000      140,000               -     4,436,000
      Municipal Securities - Taxable. . . .      501,000            -   (       1,000)      500,000
      Mortgage-Backed Securities. . . . . .    2,333,000        6,000    (     13,000)    2,326,000
                                             -----------  -----------  ---------------  -----------
                                             $16,115,000  $   280,000  $ (     27,000)  $16,368,000
                                             ===========  ===========  ===============  ===========

HELD-TO-MATURITY SECURITIES:
   DECEMBER 31, 2001:
      U. S. Treasury Securities . . . . . .  $   500,000  $    12,000  $            -   $   512,000
      U.S. Government and Agency Securities    1,483,000       87,000               -     1,570,000
      Municipal Securities - Taxable. . . .    5,383,000       96,000    (     26,000)    5,453,000
      Mortgage-Backed Securities. . . . . .    5,552,000      118,000    (     16,000)    5,654,000
                                             -----------  -----------  ---------------  -----------
                                             $12,918,000  $   301,000  $ (     42,000)  $13,189,000
                                             ===========  ===========  ===============  ===========




Investment securities carried at approximately $6,025,000 at December 31, 2001 were pledged to secure public deposits and other purposes as required by law.

The actual maturity of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

There  were  no  sales  of  securities  in  2001.


The  scheduled  maturities of securities held to maturity and securities available for sale at December 31, 2001, were as follows:

                                 Available-for-Sale Securities:   Held-to-Maturity Securities:
                                 -------------------------------  -----------------------------
                                 Amortized                        Amortized
                                 Cost                             Fair Value                     Cost         Fair Value
                                 -------------------------------  -----------------------------  -----------  -----------

Due in One Year or Less . . . .  $                             -  $                           -  $   500,000  $   512,000
Due From One Year to Five Years                       13,782,000                     14,042,000    6,866,000    7,023,000
Mortgage-Backed Securities. . .                        2,333,000                      2,326,000    5,552,000    5,654,000
                                 -------------------------------  -----------------------------  -----------  -----------

                                 $                    16,115,000  $                  16,368,000  $12,918,000  $13,189,000
                                 ===============================  =============================  ===========  ===========


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




The  following  is  a  summary  of the components of loans at December 31, 2001:

                                    2001
                            -------------

Commercial Loans . . . . .  $ 27,723,000
Real Estate - Construction    14,577,000
Real Estate - Other. . . .    18,479,000
Consumer . . . . . . . . .       359,000
                            -------------
                              61,138,000
Net Deferred Loan Costs. .   (   150,000)
                            -------------

                            $ 60,988,000
                            =============





The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                     2001    2000
                                               ----------  ------

Recorded Investment in Impaired Loans . . . .  $1,151,000  $    -
                                               ==========  ======

Related Allowance for Credit Losses . . . . .  $  105,000  $    -
                                               ==========  ======

Average Recorded Investment in Impaired Loans  $1,068,000  $1,000
                                               ==========  ======

Interest Income Recognized from Cash Payments  $        -  $    -
                                               ==========  ======


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



A  summary  of  changes  in  the  allowance  for  credit  losses  follows:

                                      2001           2000
                             --------------  -------------

Balance, January 1. . . . .  $   1,066,000   $    853,000
Provision for Credit Losses         45,000        100,000
Loans Charged Off . . . . .   (     66,000)   (   108,000)
Recoveries. . . . . . . . .         37,000        221,000
                             --------------  -------------
Balance, December 31. . . .  $   1,082,000   $  1,066,000
                             ==============  =============



NOTE  D  -  PREMISES  AND  EQUIPMENT


The following is a summary of the major components of premises and equipment at December 31, 2001:

                                                        2001
                                                -------------

Furniture, Fixtures and Equipment. . . . . . .  $  1,579,000
Leasehold Improvements . . . . . . . . . . . .       480,000
                                                -------------
                                                   2,059,000
Less Accumulated Depreciation and Amortization   ( 1,828,000)
                                                -------------

                                                $    231,000
                                                =============




The Bank has an operating lease commitment covering its banking premises expiring in 2002 that contains a provision to extend the lease. The minimum rental commitment under this operating lease is $349,000.

Rent expense was $541,000 and $542,000 for the years ended December 31, 2001 and 2000, respectively. Sublease rental income was $101,000 and $95,000 in 2001 and 2000, respectively.


NOTE  E  -  DEPOSITS


At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

2002 . . . . . . .  $19,901,000
2003 through 2005.      173,000
                    -----------

20,074,000
==================


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  F  -  INCOME  TAXES


The income tax provision (benefit) for the years ended December 31, 2001 and 2000 is comprised of the following:

                                           2001           2000
                                   -------------  -------------
Current Taxes:
   Federal. . . . . . . . . . . .  $     17,000   $     18,000
   State. . . . . . . . . . . . .        89,000          6,000
                                   -------------  -------------
                                        106,000         24,000
Deferred. . . . . . . . . . . . .       269,000        321,000
Net Change in Valuation Allowance   (   356,000)   (   457,000)
                                   -------------  -------------

                                   $     19,000   $(   112,000)
                                   =============  =============




At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,289,000, which expire beginning in the year 2008. Alternative minimum tax credit carryforwards for tax purposes, which do not expire, is $173,000 as of December 31, 2001.


At December 31, 2001, the components of the net deferred tax asset are comprised of the following:

                                                                     2001
                                                           ---------------
Deferred Tax Assets:
    Allowance for Credit Losses Due to Tax Limitations. .  $      431,000
    Net Operating Loss and Tax Credit Carryforwards . . .         594,000
    Premises and Equipment Due to Depreciation Difference         103,000
    Other Items . . . . . . . . . . . . . . . . . . . . .         258,000
                                                           ---------------
                                                                1,386,000

Valuation Allowance . . . . . . . . . . . . . . . . . . .     (   785,000)

Deferred Tax Liabilities:
    Other Items . . . . . . . . . . . . . . . . . . . . .   (       5,000)
                                                           ---------------
                                                            (       5,000)
                                                           ---------------

Net Deferred Assets . . . . . . . . . . . . . . . . . . .  $      596,000
                                                           ===============









NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  G  -  INCOME  TAXES  -  CONTINUED


The principal reasons for the difference between the federal statutory income tax rate of 34% in 2001 and 2000, and income tax expense (benefit) for the years ended December 31, 2001 and 2000 are as follows:

                                                          2001            2000
                                                 --------------  --------------

Tax Expense at Statutory Rate . . . . . . . . .  $     362,000   $     337,000
State Franchise Tax Net of Federal Tax Benefit.         64,000          60,000
Reduction of Valuation Allowance. . . . . . . .    (   356,000)    (   457,000)
Expired State Net Operating Losses. . . . . . .              -               -
Other, Net. . . . . . . . . . . . . . . . . . .   (     51,000)   (     52,000)
                                                 --------------  --------------

Tax Expense (Benefit) . . . . . . . . . . . . .  $      19,000   $ (   112,000)
                                                 ==============  ==============





NOTE  G  -  EARNINGS  PER  SHARE  (EPS)


The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

                                         2001                  2000
                                ----------------------  ---------------------
                                Income  . .  Shares      Income      Shares
                                ----------------------  ----------  ---------

Net Income as Reported . . . .  $1,047,000              $1,104,000
Weighted Average Shares
   Outstanding During the Year               3,849,287              3,836,588
                                ----------  ----------  ----------  ---------
      USED IN BASIC EPS. . . .   1,047,000   3,849,287   1,104,000  3,836,588
Dilutive Effect of Outstanding
   Stock Options . . . . . . .           -      31,695           -          -
                                ----------  ----------  ----------  ---------
      USED IN DILUTIVE EPS . .  $1,047,000   3,880,982  $1,104,000  3,836,588
                                ==========  ==========  ==========  =========


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

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


The following is a summary of contractual or notional amounts of financial instruments with off balance sheet risk as of December 31, 2001.

                                     2001
                              -----------

Commitments to Extend Credit  $34,983,000
Letters of Credit. . . . . .      990,000
                              -----------

                              $35,973,000
                              ===========




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

The Bank has entered into deferred compensation agreements with key officers providing for future benefits aggregating approximately $3,000,000 payable in equal monthly installments for ten years from the retirement dates of each participating officer. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. As of December 31, 2001, approximately $451,000 has been accrued in conjunction with these agreements. The expense incurred and accrued was $169,000 and $149,000, for the years ended December 31, 2001 and 2000,, respectively. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


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

                                          2001      2000
                                    -----------  -------
                                                Weighted             Weighted
                                                 Average              Average
                                                Exercise             Exercise
                                       Shares     Price     Shares     Price
                                    -----------  -------  ----------  ------

Outstanding at Beginning of Year .     469,553   $  3.54    476,896   $  3.63
Granted. . . . . . . . . . . . . .      37,000   $  3.13     18,958   $  3.02
Exercised. . . . . . . . . . . . .    ( 14,800)  $  2.61  (   8,000)  $  2.66
Forfeited. . . . . . . . . . . . .   (   4,000)  $  3.79   ( 18,301)  $  6.31
                                    -----------           ----------
Outstanding at End of Year . . . .     487,753   $  3.54    469,553   $  3.54
                                    ===========           ==========

Weighted-Average Fair Value of
   Options Granted During the Year               $  1.72              $  1.74





The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free rates of 4% for 2001 and 6% for 2000, volatility of 37% for 2001 and 34% for 2000 and expected lives of ten years.

The  following  table summarizes information about fixed options outstanding at December 31,
2001:

                Options Outstanding                                    Options Exercisable
                -------------------                                    -------------------
                                        Weighted-           Weighted               Weighted-
                                        Average             Average                Average
Exercise         Number                 Remaining           Exercise  Number       Exercise
Price. . . . .  Outstanding          Contractual Life       Price     Exercisable   Price
--------------  -------------------  -------------------  ----------  -----------  ---------
2.00 to $2.99               85,000           7.56 years     $  2.85       29,200     $ 2.85
3.00 to $3.99              375,253           6.77 years     $  3.66      194,565     $ 3.74
4.00 to $5.99               27,500           5.74 years     $  4.01       21,700     $ 4.01
                -------------------                                   -----------
                            487,753          6.85 years     $  3.54      245,465     $ 3.66
                ===================                                   ===========


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  I  -  STOCK  OPTION  PLAN  -  CONTINUED

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and income per share for the year ended December 31, 2001 and 2000 would have been changed to the pro forma amounts indicated below:




                                           2001        2000
                                     ----------  ----------
Net Income  to Common Shareholders:
   As Reported. . . . . . . . . . .  $1,047,000  $1,104,000
   Pro Forma. . . . . . . . . . . .  $  886,000  $  951,000

Per Share Data:
   Net Income - Basic
      As Reported . . . . . . . . .  $     0.27  $     0.29
      Pro Forma . . . . . . . . . .  $     0.23  $     0.25

   Net Income - Diluted
      As Reported . . . . . . . . .  $     0.27  $     0.29
      Pro Forma . . . . . . . . . .  $     0.23  $     0.25



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


The estimated fair value of financial instruments at December 31 is summarized as follows (dollar amounts in thousands):

                                          2001
                                   -----------
                                   Carrying Value   Fair Value
                                   --------------   -----------
Financial Assets:
   Cash and Due From Banks. . . .  $     4,291         $ 4,291
   Federal Funds Sold . . . . . .  $     2,905         $ 2,905
   Investment Securities. . . . .  $    29,286         $29,557
   Federal Home Loan and Federal
      Reserve Bank Stock. . . . .  $       426         $   426
   Loans, Net . . . . . . . . . .  $    59,906         $60,476
   Cash Value of Life Insurance .  $     3,855         $ 3,855

Financial Liabilities:
   Deposits . . . . . . . . . . .  $    89,648         $89,715
   Federal Home Loan Bank Advance  $         -         $     -


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.


As  of  December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the
Bank  as  well-capitalized  under  the  regulatory  framework for prompt corrective action (there are no conditions or events  since  that  notification  that  management  believes have changed the Bank's category).  To be categorized as well-capitalized,  the  Bank  must  maintain minimum ratios as set forth in the table below.  The following table also sets  forth  the  Bank's  actual  capital  amounts  and  ratios  (dollar  amounts  in  thousands):

                                                             Amount of Capital Required
                                                      ----------------------------------------------
                                                      To Be Categorized as      To Be Categorized as
                                  Actual              Adequately Capitalized     Well-Capitalized
                         ---------------------------  -----------------------   --------------------
                         Amount         Percentage     Amount     Percentage     Amount   Percentage
                         -----------  ------------  ----------   -----------    -------   ----------
AS OF DECEMBER 31, 2001
   Total Risk-Based . .  $    12,558        15.2%     $  6,628         8.0%     $  8,285       10.0%
   Tier 1 Risk-Based. .  $    11,522        13.9%     $  3,314         4.0%     $  4,971        6.0%
   Tier 1 Leverage. . .  $    11,522        10.7%     $  4,292         4.0%     $  5,365        5.0%




The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4.0% and 4.0%, respectively. Its total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets was 15.2%, 13.9%, and 10.7%, respectively, at December 31, 2001.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  L  -  CONDENSED  FINANCIAL  INFORMATION  OF  PARENT  COMPANY  ONLY


Marathon Bancorp operates Marathon National Bank.  The earnings of the subsidiary are recognized on  the  equity method of accounting.  Condensed financial statements of the parent company only are  presented  below:

                                                              December 31,
                                                              ----------------
CONDENSED BALANCE SHEETS . . . . . . . . . . . . . . . . . .             2001
                                                              ----------------
ASSETS
Cash in Marathon National Bank . . . . . . . . . . . . . . .  $         5,000
Investment in Marathon National Bank . . . . . . . . . . . .       11,769,000
Other Assets . . . . . . . . . . . . . . . . . . . . . . . .           18,000
                                                              ----------------
        TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $    11,792,000
                                                              ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Expenses . . . . . . . . . . . . . . . . . . . . . .  $             -
Shareholders' Equity
   Common Shares . . . . . . . . . . . . . . . . . . . . . .       13,713,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . .     (  2,168,000)
   Accumulated Other Comprehensive Income. . . . . . . . . .          247,000
                                                              ----------------
        TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . .       11,792,000
                                                              ----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . .  $    11,792,000
                                                              ================

    Year ended December 31,
------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS . . . . . . . . . . . . .             2001              2000
                                                              ----------------  ----------------
Dividend from Marathon National Bank . . . . . . . . . . . .  $             -   $             -
Operating Expenses, net of Tax Benefit . . . . . . . . . . .   (       26,000)   (       18,000)
Equity in Undistributed Net Income of Marathon National Bank        1,073,000         1,122,000
                                                              ----------------  ----------------
        NET INCOME . . . . . . . . . . . . . . . . . . . . .  $     1,047,000   $     1,104,000
                                                              ================  ================

    Year Ended December 31,
------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . .             2001              2000
                                                              ----------------  ----------------
OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,047,000   $     1,104,000
Adjustments to Reconcile Net Income to Net Cash Used by
   Operating Activities - Equity in Net Income
   of Marathon National Bank . . . . . . . . . . . . . . . .   (    1,073,000)   (    1,122,000)
Net Change in Other Assets and Other Liabilities . . . . . .   (       11,000)   (       16,000)
                                                              ----------------  ----------------
     NET CASH USED BY OPERATING ACTIVATES. . . . . . . . . .   (       37,000)   (       34,000)
INVESTING ACTIVITIES
Dividend from Marathon National Bank . . . . . . . . . . . .                -                 -
                                                              ----------------  ----------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . .                -                 -
FINANCING ACTIVITIES
Proceeds from Exercise of Stock Options. . . . . . . . . . .           38,000            21,000
                                                              ----------------  ----------------
     NET CASH PROVIDEDBY FINANCING ACTIVITIES. . . . . . . .           38,000            21,000
                                                              ----------------  ----------------

INCREASE (DECREASE) INCASH AND CASH EQUIVALENTS. . . . . . .            1,000    (       13,000)
Cash and Cash Equivalents at Beginning of Year . . . . . . .            4,000            17,000
                                                              ----------------  ----------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . .  $         5,000   $         4,000
                                                              ================  ================




INDEPENDENT  AUDITORS'  REPORT


The  Board  of  Directors  and  Shareholders
Marathon  Bancorp  and  Subsidiary

We have audited the accompanying consolidated balance sheet of Marathon Bancorp and Subsidiary as of December 31, 2001, and the related consolidated statements of income, changes in shareholder's equity and cash flows for the two years ended December 31, 2001. These consolidated financial statements are the responsibility of the Marathon Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marathon Bancorp and Subsidiary as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Vavrinek, Trine, Day & Co. LLP
------------------------------
Vavrinek, Trine, Day & Co. LLP




Laguna  Hills,  California
January  8,  2002



ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     No  information  is  required  in  response  to  this  item.

                                     PART III
                                     ---------

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

     DIRECTORS:
                                DIRECTOR
NAME . . . . . . . . . . . . .  POSITION WITH COMPANY                                          SINCE
------------------------------  -------------------------------------------------------------  -----
Nikolas Patsaouras (1) (2) (3)  Chairman of the Board of the Company and Bank                   1982
Robert Abernethy (2) . . . . .  Director                                                        1983
Craig D. Collette(3) . . . . .  President and Chief Executive Officer of the Company and Bank   1997
Frank W. Jobe, M.D.. . . . . .  Director                                                        1985
C. Thomas Mallos (1) (2) (3) .  Director                                                        1982
Robert l. Oltman  (1) (2) (3).  Director                                                        1982
Ann Pappas (1) (2) (3) . . . .  Director                                                        1982


(1)     Member  of  the  Audit  Committee
(2)     Member  of  the  Executive  and  Compensation  Committee.
(3)     Member  of  the  Loan  Committee.




     EXECUTIVE  OFFICERS  OF  THE  COMPANY  AND  THE  BANK  WERE:

NAME. . . . . . .  POSITION                                                                   AGE
-----------------  -------------------------------------------------------------------------  ---
Craig D. Collette  President and Chief Executive Officer of the Company and Bank               59
Timothy J. Herles  Executive Vice President and Senior Credit Officer of the Bank              60
Howard J. Stanke.  Executive Vice President, Chief Financial Officer of the Company and Bank   53
Adrienne Caldwell  Executive Vice President, Operations Administration of the Bank             59

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

     ADRIENNE CALDWELL has been Executive Vice President-Operations Administration of the Bank since March 1998 and has served in various positions since March 1986.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------



     The following table sets forth a comprehensive overview of the compensation of the Bank's executive officers with salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2000. Comparative data is also provided for the previous three fiscal years.

                                                            Other
                                                            Annual   Restricted             All Other
           Name and                                         Compen-     Stock                  Compen
           Principal                     Salary    Bonus    Sation     Award(s)    Options/   sation
           Position                Year     ($)     ($)     ($)(1)       ($)         SARs      ($)
           --------                ----     ---     ---     ------     -------       ----    ---------


Craig D. Collette (3) . . . . . .  2001  $175,350  $10,000  $8,400           0       5,000  $  72,913(2)
President and . . . . . . . . . .  2000  $174,100  $ 8,312  $8,400           0           0  $  85,013(2)
Chief Executive Officer . . . . .  1999  $173,000  $ 5,600  $8,400           0      11,000  $  72,069(2)
Of the Company and the Bank

Timothy J. Herles . . . . . . . .  2001  $111,121  $ 8,000  $8,400           0           0  $  29,436(3)
Executive Vice President and. . .  2000  $106,593  $ 6,562  $8,400           0       5,512  $  28,914(3)
Chief Credit Officer of the Bank.  1999  $106,593  $ 4,100  $8,400           0       8,000  $   4,539

Howard J. Stanke (4). . . . . . .  2001  $ 99,036  $ 8,000  $7,800           0           0  $  27,043(3)
Executive Vice President and. . .  2000  $ 95,000  $ 6,562  $7,800           0           0  $  26,539(3)
Chief Financial Officer of the. .  1999  $ 95,000  $ 4,100  $7,200           0       8,000  $   3,168
Company and Bank

Tedd Voss . . . . . . . . . . . .  2001  $ 78,101  $67,669  $4,200           0           0  $     225
Sr. Vice President Real Estate. .  2000  $ 76,500  $ 6,075  $3,300           0           0  $     225
Construction Lending of the Bank.  1999  $ 58,666        0  $2,375           0       4,500  $     169


(1)     These  amounts  represent  the  automobile  allowance
(2)     This  amount  includes  $66,870  for 1999, $79,219 for 2000 and $86,216 for 2001 of
        accrued  benefits  in  Mr.  Collette's  salary  continuation  plan.
(3)     This  amount  includes $23,371 for 2000 and $25,311 for 2001 of accrued benefits in
        Mr.  Herles's  Salary  Continuation  Plan.
(4)     This  amount  includes $23,371 for 2000 and $25,311 for 2001 of accrued benefits in
        Mr.  Stanke's  Salary  Continuation  Plan.





                                       53

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


            Common  Stock  Beneficially  Owned  as  of
                                   March  12,  2001
                            Number of          Percent Of

Name of Beneficial Owner                    Shares          Class
                                           -------         ------

Directors and Named Executive Officers:
-----------------------------------------
Nikolas Patsaouras. . . . . . . . . . . .   78,260(1)         1.9
Robert J. Abernethy . . . . . . . . . . .  133,105(2)         3.2
Craig D. Collette . . . . . . . . . . . .   97,123(3)         2.4
Frank W. Jobe, M.D. . . . . . . . . . . .   94,184(4)         2.3
C. Thomas Mallos. . . . . . . . . . . . .   79,783(5)         1.9
Robert L. Oltman. . . . . . . . . . . . .  222,727(6)         5.4
Ann Pappas. . . . . . . . . . . . . . . .   93,333(7)         2.3
Timothy J. Herles . . . . . . . . . . . .   37,998(8)         0.9
Howard J. Stanke. . . . . . . . . . . . .   27,700(9)         0.7
Adrienne Caldwell . . . . . . . . . . . .   12,990(10)        0.3
                                           -------

Total for all directors, named
executive officers and all
executive officers (numbering 10) . . . .  877,203(11)       21.4

Principal Shareholders:
-----------------------------------------
Banc Funds IV L.P. and Banc Funds V L.P.
Oppenheimer-Spence Financial. . . . . . .  226,553(12)        5.9
Services Partnership L.P. . . . . . . . .  224,897(13)        5.5



(1) Mr. Patsaouras has shared voting and investment powers as to 37,874 of these shares. The amount includes 40,350 shares acquirable by the exercise of stock options.
(2) The amount includes 25,806 shares acquirable by exercise of stock options.
(3) Mr. Collette has shared voting and investment powers as to 92,923 shares. The amount includes 4,200 shares acquirable by exercise of stock options.
(4) The amount includes 19,994 shares acquirable by exercise of stock options.
(5) Mr. Mallos has shared voting and investment powers as of 47,551 of these shares. The amount includes 31,805 shares acquirable by exercise of stock options.
(6) Mr. Oltman has shared voting and investment powers as to 179,424 of these shares. The amount includes 31,805 shares acquirable by exercise of stock options. His address is c/o Marathon Bancorp, 11150 West Olympic Boulevard, Los Angeles, California 90064.
(7) Ms. Pappas has shared voting and investment powers as to 61,413 of these shares. The amount includes 31,805 shares acquirable by exercise of stock options.
(8) Mr. Herles has shared voting and investment powers as to 1,184 of these shares. The amount includes 36,814 shares acquirable by exercise of stock options.
(9) Mr. Stanke has shared voting and investment powers as to 26,100 shares. The amount includes 1,600 shares acquirable by exercise of stock options.
(10)     These  shares  are  acquirable  by  exercise  of  stock  options.
(11) This amount includes 237,169 shares acquirable by exercise of stock options within 60 days of March 12, 2001.
(12) The Schedule 13G filing by the partnership indicates that it has sole voting power of all of these shares. The business address of the partnership is 208 S. LaSalle Street, Chicago, IL 60604.
(13) The Schedule 13D filing by the partnership indicates that it has sole voting power and sole dispositive power of all of these shares. The business address of the partnership is 119 West 57th Street, New York, New York 10019.






ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     It is against Bank policy to make loans to directors, officers or employees.


ITEM  13-EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM  8-K
--------------------------------------------------------------------------------

     (A)  FINANCIAL  STATEMENTS  AND  SCHEDULES
          -------------------------------------

     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.


     (B)  REPORTS  ON  FORM  8-K
          ----------------------

     N/A

     (C)  EXHIBITS
          --------

     See  Exhibit  Index  at  Page  50  this  Form  10-KSB.

                      SIGNATURES
                      ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 2002.

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

SIGNATURE . . . . .  TITLE                       DATE
-------------------  -----------------------    ------



Nikolas Patsaouras.  Chairman of the Board       March 25, 2002
-------------------
Nikolas Patsaouras


Craig D. Collette .  Director, President         March 25, 2002
-------------------
Craig D. Collette .  and CEO


C. Thomas Mallos. .  Director                    March 25, 2002
-------------------
C. Thomas Mallos


-------------------  Director                    March
Robert J. Abernethy

-------------------  Director                    March
Frank W. Jobe, M.D.


Robert L. Oltman. .  Director and Secretary      March 25, 2002
-------------------
Robert L. Oltman

Ann Pappas. . . . .  Director                    March 25, 2002
-------------------
Ann Pappas


                          EXHIBIT INDEX
                          -------------

EXHIBIT  NO.        DESCRIPTION                                PAGE
------------        -----------                                ----

10.             Salary  Continuation  Plan
                Filed as an exhibit  to  the  registrant's
                Form  10-KSB  for  the year  ended
                December 31, 1999.

21.             Subsidiaries  of  Company                        50

23.             Consent of Vavrinek, Trine, Day & Co LLP         51

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







































                                   EXHIBIT 23.



INDEPENDENT  AUDITORS'  CONSENT


Board  of  Directors  and  Shareholders
Marathon  Bancorp
Los  Angeles,  California

We consent to the incorporation by reference in the Registration Statement of Marathon Bancorp on Form S-8 of our report dated January 8, 2002, on our audit of the consolidated balance sheet of Marathon Bancorp as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001, which report is incorporated by reference in the 2001 Annual Report on Form 10-KSB.


Vavrinek,  Trine,  Day  &  Co.,  LLP
------------------------------------
Vavrinek,  Trine,  Day  &  Co.,  LLP

March  20,  2002
Laguna  Hills,  California