Form 10QSB
period 2002-03-31
MARATHON BANCORP
filed 2002-05-10
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended        MARCH  31,  2002
                                               ------------------------

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


                                     MARATHON  BANCORP
--------------------------------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California                   95-3770539
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification No.)


11150  West  Olympic  Boulevard,  Los  Angeles,  CA                 90064
--------------------------------------------------------------------------------
    (Address  of  principal  executive  offices)                  (Zip  Code)

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

      As of May 1, 2002, there were 3,853,019 shares of no par Common Stock issued and outstanding.

Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary


                                                                      MARCH 31,            December 31,
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2002                  2001
                                                                  -------------------  -----------------

Cash and Due From Banks. . . . . . . . . . . . . . . . . . . . .  $        7,183,000   $      4,291,000
Federal Funds Sold . . . . . . . . . . . . . . . . . . . . . . .             675,000          2,905,000
                                                                  -------------------  -----------------
       TOTAL CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .           7,858,000          7,196,000

Investment Securities
   Securities Available for Sale . . . . . . . . . . . . . . . .          13,788,000         16,368,000
   Securities Held to Maturity . . . . . . . . . . . . . . . . .          12,554,000         12,918,000
                                                                  -------------------  -----------------
       TOTAL INVESTMENT SECURITIES . . . . . . . . . . . . . . .          26,342,000         29,286,000

Federal Home Loan Bank and Federal Reserve Bank Stock, at cost .             443,000            426,000

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          70,197,000         60,988,000
   Less Allowance for Credit Losses. . . . . . . . . . . . . . .     (     1,133,000)   (     1,082,000)
                                                                  -------------------  -----------------
        NET LOANS. . . . . . . . . . . . . . . . . . . . . . . .          69,064,000         59,906,000

Premises and Equipment . . . . . . . . . . . . . . . . . . . . .             212,000            231,000
Cash Surrender Value of Life Insurance . . . . . . . . . . . . .           3,905,000          3,855,000
Accrued Interest and Other Assets. . . . . . . . . . . . . . . .           1,480,000          1,439,000
                                                                  -------------------  -----------------
        TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $      109,304,000   $    102,339,000
                                                                  ===================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing Demand. . . . . . . . . . . . . . . . . .  $       34,647,000   $     27,859,000
   Interest-Bearing Demand . . . . . . . . . . . . . . . . . . .           3,803,000          3,504,000
   Money Market and Savings. . . . . . . . . . . . . . . . . . .          39,475,000         38,211,000
   Time Deposits Under $100,000. . . . . . . . . . . . . . . . .           6,425,000          6,963,000
   Time Deposits $100,000 and Over . . . . . . . . . . . . . . .          10,658,000         13,111,000
                                                                  -------------------  -----------------
        TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . .          95,008,000         89,648,000

Accrued Interest and Other Liabilities . . . . . . . . . . . . .             864,000            899,000
Federal Home Loan Bank Advance . . . . . . . . . . . . . . . . .           1,500,000                  -
                                                                  -------------------  -----------------
        TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .          97,372,000         90,547,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding . . . . . . . . . . . . .                   -                  -
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding:3,853,019 at March 31,2002 and
      3,852,819 at December 31, 2001 . . . . . . . . . . . . . .          13,714,000         13,713,000
   Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .     (     1,770,000)   (     2,168,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses)  on Securities Available for Sale . . . . .     (        12,000)           247,000
                                                                  -------------------  -----------------
        TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .          11,932,000         11,792,000
                                                                  -------------------  -----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . .  $      109,304,000   $    102,339,000
                                                                  ===================  =================


See  accompanying  notes  to  consolidated  financial  statements

Consolidated  Statements  of  Operations
Marathon  Bancorp  and  Subsidiary

                                                                    Three Months Ended

                                                                        2002             2001
                                                         -------------------  ----------------
INTEREST INCOME
    Interest and Fees on Loans. . . . . . . . . . . . .  $         1,225,000  $     1,262,000
    Interest on Investment Securities - Taxable . . . .              374,000          393,000
    Other Interest Income . . . . . . . . . . . . . . .               20,000           82,000
                                                         -------------------  ----------------
      TOTAL INTEREST INCOME . . . . . . . . . . . . . .            1,619,000        1,737,000

INTEREST EXPENSE
    Interest on Demand Deposits . . . . . . . . . . . .               10,000            8,000
    Interest on Money Market and Savings. . . . . . . .              182,000          245,000
    Interest on Time Deposits . . . . . . . . . . . . .              136,000          327,000
    Other Interest Expense. . . . . . . . . . . . . . .                1,000            2,000
                                                         -------------------  ----------------
      TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .              329,000          582,000
                                                         -------------------  ----------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . .            1,290,000        1,155,000
Provision for Credit Losses . . . . . . . . . . . . . .               30,000                -
                                                         -------------------  ----------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES. . . . . . . . . . . . .            1,260,000        1,155,000

NONINTEREST INCOME
    Service Charges and Fees on Deposits. . . . . . . .              132,000           85,000
    Dividends on Cash Surrender Value of Life Insurance               56,000           51,000
    Gain (Loss) Sale of Securities. . . . . . . . . . .               62,000            4,000
    Other Noninterest Income. . . . . . . . . . . . . .               30,000           47,000
                                                         -------------------  ----------------
      TOTAL NONINTEREST INCOME. . . . . . . . . . . . .              280,000          187,000

NONINTEREST EXPENSE
    Salaries and Employee Benefits. . . . . . . . . . .              573,000          587,000
    Occupancy Expenses. . . . . . . . . . . . . . . . .              142,000          140,000
    Furniture and Equipment . . . . . . . . . . . . . .               26,000           24,000
    Professional Services . . . . . . . . . . . . . . .               42,000           30,000
    Business Promotion. . . . . . . . . . . . . . . . .                6,000           16,000
    Stationery and Supplies . . . . . . . . . . . . . .               13,000           10,000
    Data Processing Services. . . . . . . . . . . . . .               72,000           71,000
    Customer Related Expenses . . . . . . . . . . . . .               61,000           84,000
    Insurance and Assessments . . . . . . . . . . . . .               31,000           35,000
    Legal Fees and Costs. . . . . . . . . . . . . . . .               54,000           25,000
    Other Expenses. . . . . . . . . . . . . . . . . . .               76,000           69,000
                                                         -------------------  ----------------
      TOTAL NONINTEREST EXPENSE . . . . . . . . . . . .            1,096,000        1,091,000

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .              444,000          251,000
   Income Taxes (Benefit) . . . . . . . . . . . . . . .               45,000   (        2,000)
                                                         -------------------  ----------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . .  $           399,000  $       253,000
                                                         ===================  ================

Per Share Data:
     Net Income - Basic . . . . . . . . . . . . . . . .  $              0.10  $          0.07
     Net Income - Diluted . . . . . . . . . . . . . . .  $              0.10  $          0.07


See  accompanying  notes  to  consolidated  financial  statements

Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary

                                                                               Three Months Ended March 31,

                                                                                        2002               2001
                                                                        ---------------------  -----------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             399,000   $        253,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
      by Operating Activities:
         Gain on sale of Investment Securities . . . . . . . . . . . .                62,000                  -
         Depreciation and Amortization . . . . . . . . . . . . . . . .                30,000             29,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . .                30,000                  -
         Net Amortization of Premiums and Discounts
            on Investment Securities . . . . . . . . . . . . . . . . .       (        13,000)   (        45,000)
         Net Change in Deferred Loan Origination Fees. . . . . . . . .                11,000    (        68,000)
         Net Increase in Cash Surrender Value of Life Insurance. . . .       (        50,000)   (        45,000)
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities . . . . . . . . . . . . . . . . . .       (        75,000)           122,000
                                                                        ---------------------  -----------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES . . . . . . .               394,000            246,000
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with Financial Institutions                     -    (       100,000)
   Purchases of  Available for Sale Securities . . . . . . . . . . . .       (       500,000)   (     8,503,000)
   Purchases of Held to Maturity Securities. . . . . . . . . . . . . .       (       500,000)   (     1,730,000)
   Proceeds from Maturities of Available for Sale Securities . . . . .             1,478,000          7,500,000
   Proceeds from Maturities of Held to Maturity Securities . . . . . .             1,081,000          4,799,000
   Proceeds from Sale of Available-for-Sale Securities . . . . . . . .             1,076,000                  -
   Purchase of Federal Home Loan & Federal Reserve Bank Stock. . . . .       (        17,000)   (        31,000)
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . .       (     9,199,000)   (     2,146,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . .                     -                  -
   Purchases of Furniture, Fixtures and Equipment. . . . . . . . . . .       (        12,000)   (        16,000)
                                                                        ----- ---------------  -----------------
        NET CASH (USED) BY INVESTING ACTIVITIES. . . . . . . . . . . .       (     6,593,000)   (       227,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . .             8,351,000    (     3,994,000)
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . .       (     2,991,000)         3,979,000
   Net Change in Federal Home Loan Bank Advance. . . . . . . . . . . .             1,500,000    (     1,800,000)
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . .                 1,000             31,000
                                                                        ---------------------  -----------------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES . . . . . . .             6,861,000    (     1,784,000)
                                                                        ---------------------  -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .               662,000    (     1,765,000)
   Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . .             7,196,000         10,940,000
                                                                        ---------------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . .  $          7,858,000   $      9,175,000
                                                                        =====================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            400,000   $        704,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . .  $              7,000   $         16,000



See  accompanying  notes  to  consolidated  financial  statements


Consolidated  Statement  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                                            Accumulated
                                    Common shares                                           Other
                            ---------------------------  Comprehensive     Accumulated      Comprehensive
                               Shares        Amount      Income            Deficit          Income          Total
                            ---------------  ----------  ----------------  ---------------  -----------  --------

BALANCE,  JANUARY 1, 2002.  3,852,819   $   13,713,000                     $  ( 2,168,000) $   247,000 $11,792,000

Exercise of Stock Options.        200            1,000                                                       1,000

COMPREHENSIVE INCOME:
Net Income . . . . . . . .                                       399,000           399,000                 399,000
Net Changes in Unrealized
  Gain (Loss) on Available
  for Sale Securities. . .                                 (     260,000)                   (   260,000) (260,000)
                                                          ---------------
TOTAL COMPREHENSIVE INCOME                                $      139,000
                                                          ===============
BALANCE,  MARCH 31, 2002   3,853,019   $   13,714,000                     $ ( 1,769,000) $(   13,000)  $11,932,000
                         ===========  ===============                     ================  ========== ===========



See  accompanying  notes  to  consolidated  financial  statements

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION  AND  MANAGEMENT  REPRESENTATIONS
The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes normally required for complete financial disclosure. While the Company believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 2002 and December 31, 2001, results of operations and changes in cash flows for the three-month period ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 2002.

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

Accordingly, the weighted average number of shares used to compute the basic net income per share were 3,852,846 and 3,842,123 respectively for the three-month period ended March 31, 2002 and March 31, 2001. The weighted average number of shares used to compute the diluted net income per share were 3,928,875 and 3,850,065 respectively for the three-month period ended March 31, 2002 and March 31, 2001, and did not change the earnings per share calculation.

The following discussion is intended to provide additional information about Marathon Bancorp (the Company), its financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements. Since Marathon National Bank (the Bank) represents a substantial portion of the Company's activities and investments, the following relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the Company's 2001 Annual Report on Form 10-KSB.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS


FINANCIAL  HIGHLIGHTS  OVERVIEW

Marathon Bancorp earnings increased 58% over the first quarter of 2001. Earnings for the first quarter of 2002 were $399,000 compared to $253,000 earned in the first quarter of 2001. Earnings per share improved to $0.10 compared to $0.07 last year. Asset growth for the first quarter was 6.7% over yearend 2001. Deposits increased 6.0% over yearend.

The Company earned a return on average assets of 1.52% compared to 1.11% for the first quarter of 2001. Return on equity improved for the first quarter to 13.64% compared to 9.64% in the first quarter of 2001. The Company became fully taxable for state income taxes in 2002 but will continue to be able to use tax loss carryforwards for most of 2002 to offset federal income taxes.


RESULTS  OF  OPERATIONS

Net  Interest  Income

Net interest income increased $135,000 or 11.7% for the first quarter of 2002 compared to the first quarter of 2001. Interest income decrease in all categories due to the decrease in interest rates during 2001. Prime lending rate declined from 9.5% at the beginning of 2001 to 4.75% at the start of 2002. The large growth in the loan portfolio helped to mitigate the decline in rates to keep the interest and fees on loans to only $37,000. Investment securities were increased in the beginning of 2001 when rates were higher and there has only been one purchase in 2002.

Interest expense has deceased by $253,000 or 43.4% to help the Company to maintain an acceptable interest margin on earnings assets. The net interest margin for the first quarter of 2002 was 5.35% compared to the 5.41% for the first quarter of 2001. Interest expense declined due to the decline in rates but also due to a decline in time deposits over $100,000, which dropped from $15.1 million at March 31, 2001 to $10.6 million at March 31, 2002. Deposit growth was in noninterest-bearing deposits and money market deposits.

Noninterest  Income

Noninterest income increased $93,000 or 49.7% for the first quarter of 2002 versus the first quarter of 2001. Service charges and fees on deposit accounts increased 55.3% due mainly to an increase in income earned on analyzed business accounts. This was caused by a reduction in the earnings credit applied to these accounts due to the drop in interest rates. During the first quarter of 2002, the Company sold a security for liquidity purposes and realized a gain of $62,000. Other noninterest income declined as compared to the first quarter of 2001.

Noninterest  Expense

Noninterest expense increased only $5,000 as compared to the first quarter of 2001. Salaries and employee benefits declined $14,000 or 2.4%. Occupancy and equipment costs increased $2,000 each. Professional services, office supplies, legal costs and other expenses had moderate increases while business promotion, customer related costs and insurance declined.

Legal fees and costs showed the largest increase $29,000 due to the fact that the first quarter of 2001 had a number of legal fee recoveries on settlements on old loan chargeoffs. Income taxes changed from a benefit of 2,000 in the first quarter of 2001 to a cost of $45,000 in the first quarter of 2002. This is due to the fact that the Company has used up its net operating loss carryforward for state franchise taxes in the year 2001 and is now currently taxable for state tax. We continue to still have some net operating loss for federal income taxes that may cover earnings for the next two quarters.

Provision  for  Credit  Losses:

Loans classified by the Bank as substandard or doubtful were $1,248,000 compared to $1,410,000 at December 31, 2001. Nonperforming loans, which consist of loans past due over 90 days plus loans on nonaccural, totaled $1,074,000 at March 31, 2002 compared to $1,151,000 at December 31, 2001. The Company continued to have no other real estate owned. The ratio of reserve to outstanding loans at March 31, 2001 was 1.61% as compared to 1.77% at December 31, 2001.

The portfolio is analyzed for changes in the risk category ratings, criticized and classified loans, loan personnel, delinquency trends and general economic indicators. The risk aspects of the loan portfolio did not materially change during the first quarter but the size of the portfolio did increase. Loan portfolio increases came in the loans classified as low risk that did not require a large increase in the reserve for loan losses. The economic conditions appear to be improving and our classified loans and delinquencies have declined. We also use a number of different statistical assessments such as historical loss experience, migration analysis, trend analysis and peer comparison to determine the correct level of the reserve.

During the first quarter, the Bank recorded no charge-offs while collecting $21,000 in recoveries on loans previously charged off and made a provision to the reserve of $30,000 during the quarter. The net increase in the reserve for credit losses was $51,000.

Based upon the factors previously discussed and management's assessment of the overall quality of the loan portfolio, management felt the current level in the reserve for credit losses was adequate at March 31, 2002.


ASSETS  AND  LIABILITIES

The first quarter of 2002 showed significant growth in both loans and deposits. Loans increased from $61.0 million to $70.2 a 15.1% increase. Commercial loans and real estate construction loans were the areas of largest growth. Investment securities decreased approximately $3 million to help fund the growth in the loan portfolio.

Cash and due from financial institutions - with a balance of $7,183,000 - was higher than normal on the last day of the quarter due to a large amount in uncollected cash letters. The average cash and due from banks for the first quarter of 2002 was $5,636,000 compared with $4,949,000 for the fourth quarter of 2001. Federal funds sold was decreased during the first quarter to fund the increase in the loan portfolio.

Deposits increased $8,360,000 or 9.3% during the first quarter of 2002. Noninterest-bearing demand deposits was the category that increased the most growing 24.4% from December 31, 2001. Since the first of the year money market funds have remained fairly consistent and we have experienced a decline in time certificates of deposit greater than $100,000. Customers have been reluctant to reinvest maturing time certificates at the low yields available today.

The lease on the Company's head office and corporate space expires in August 2002 and the Company is currently in final negotiations with both the owner of its current facility and other potential buildings and will sign a new lease in the near future. The Company does not anticipate that the new lease will have a material affect on earnings.

LIQUIDITY  AND  CAPITAL


Asset/Liability  Management

Liquidity and asset/liability management is the responsibility of the Company's Asset/Liability Committee (ALCO). They are responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company within the guidelines of policy.

The ALCO monitors the Company's liquidity position continuously in relation to trends in loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds must be available to meet credit needs as well as withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 22.8% as of March 31, 2002 and the loan to deposit ratio was 73.9%.

Interest rate risk management focuses on the maturity and repricing of interest-bearing earning assets in relationship to the interest-bearing liabilities that fund them. Net interest income can be vulnerable to fluctuations arising from a change in the general level of interest rates to the extent that the average yield on earning assets responds differently to such a change than does the average cost of funds.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities that provides for good earnings but acceptable interest rate risk. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits, the Company has historically been asset sensitive with a positive gap. Our Company is currently asset sensitive and but we have decreased its overall asset sensitivity during the last twelve-month period. The Company had a positive cumulative gap as a percent of total assets at March 31, 2002 of 13.1%.

Capital

First quarter shareholder's equity increased from December 31, 2001 by $140,000. The change in net unrealized gain/loss on securities available-for-sale decreased $260,000 limiting the overall increase in equity. The exercise of stock options provided $1,000 in additional capital.

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

The adequately capitalized risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. The Tier I capital to risk-weighted assets (leverage ratio) required by the federal regulators is 4.0 percent and 6.0 percent to be well-capitalized. At March 31, 2002 the Company continues to be well-capitalized with the risk based capital ratio at 14.4 percent and the leverage ratio at 11.1 percent.

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







                                        MARATHON  BANCORP


Date:  May 10,  2002              /s/ Craig  D.  Collette
                                      -------------------
                                      Craig  D.  Collette
                         President  and  Chief  Executive
                                                  Officer



                                   /s/ Howard  J.  Stanke
                                       ------------------
                                       Howard  J.  Stanke
                          Executive  Vice  President  and
                                Chief  Financial  Officer





  11