Form 10QSB
period 2002-06-30
MARATHON BANCORP
filed 2002-08-12
CIK 718446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                            SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  quarterly  period  ended        June  30,  2002
                                               -----------------------

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


                                     MARATHON  BANCORP
-----------------------------------------------------------------------------
            (Exact  name  of  registrant  as  specified  in  its  charter)

                      California                       95-3770539
-----------------------------------------------------------------------------
(State  or other jurisdiction of incorporation) (I.R.S. Employer Identification
                                                  No.)


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

      As of August 1, 2002, there were 3,853,019 shares of no par Common Stock issued and outstanding.

Consolidated  Statements  of  Financial  Condition
Marathon  Bancorp  and  Subsidiary


                                                                                JUNE 30,       December 31,
ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2002               2001
                                                                       -----------------  -----------------

Cash and Due From Banks . . . . . . . . . . . . . . . . . . . . . . .  $      6,883,000   $      4,291,000
Federal Funds Sold. . . . . . . . . . . . . . . . . . . . . . . . . .         7,390,000          2,905,000
                                                                       -----------------  -----------------
       TOTAL CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .        14,273,000          7,196,000

Investment Securities
   Securities Available for Sale. . . . . . . . . . . . . . . . . . .        15,297,000         16,368,000
   Securities Held to Maturity. . . . . . . . . . . . . . . . . . . .        11,704,000         12,918,000
                                                                       -----------------  -----------------
       TOTAL INVESTMENT SECURITIES. . . . . . . . . . . . . . . . . .        27,001,000         29,286,000

Federal Home Loan Bank and Federal Reserve Bank Stock, at cost. . . .           496,000            426,000

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        64,380,000         60,988,000
   Less Allowance for Credit Losses . . . . . . . . . . . . . . . . .   (     1,246,000)   (     1,082,000)
                                                                       -----------------  -----------------
        NET LOANS . . . . . . . . . . . . . . . . . . . . . . . . . .        63,134,000         59,906,000

Premises and Equipment. . . . . . . . . . . . . . . . . . . . . . . .           194,000            231,000
Cash Surrender Value of Life Insurance. . . . . . . . . . . . . . . .         3,954,000          3,855,000
Accrued Interest and Other Assets . . . . . . . . . . . . . . . . . .         1,469,000          1,439,000
                                                                       -----------------  -----------------
        TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $    110,521,000   $    102,339,000
                                                                       =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing Demand . . . . . . . . . . . . . . . . . . . .  $     37,951,000   $     27,859,000
   Interest-Bearing Demand. . . . . . . . . . . . . . . . . . . . . .         3,908,000          3,504,000
   Money Market and Savings . . . . . . . . . . . . . . . . . . . . .        38,103,000         38,211,000
   Time Deposits Under $100,000 . . . . . . . . . . . . . . . . . . .         6,533,000          6,963,000
   Time Deposits $100,000 and Over. . . . . . . . . . . . . . . . . .        10,712,000         13,111,000
                                                                       -----------------  -----------------
        TOTAL DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . .        97,207,000         89,648,000

Accrued Interest and Other Liabilities. . . . . . . . . . . . . . . .           798,000            899,000
Federal Home Loan Bank Advance. . . . . . . . . . . . . . . . . . . .                 -                  -
                                                                       -----------------  -----------------
        TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .        98,005,000         90,547,000

Shareholders' Equity
   Preferred Shares - No Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding. . . . . . . . . . . . . . . .                 -                  -
   Common Shares - No Par Value, 9,000,000 Shares Authorized,
      Issued and Outstanding: 3,853,019 in 2002 and 3,849,819 in 2001        13,714,000         13,713,000
   Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . .   (     1,322,000)   (     2,168,000)
   Accumulated Other Comprehensive Income - Net Unrealized
      Gains (Losses)  on Securities Available for Sale. . . . . . . .           124,000            247,000
                                                                       -----------------  -----------------
        TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .        12,516,000         11,792,000
                                                                       -----------------  -----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . .  $    110,521,000   $    102,339,000
                                                                       =================  =================

Consolidated  Statements  of  Operations
Marathon  Bancorp  and  Subsidiary

                                                                      Three Months Ended                    Six Months Ended
                                                                            June 30,                            June 30,
                                                                         2002                2001         2002              2001
                                                          --------------------  ------------------    -----------    --------------
INTEREST INCOME
    Interest and Fees on Loans . . . . . . . . . . . . .  $         1,264,000   $       1,327,000      2,489,000         2,589,000
    Interest on Investment Securities - Taxable. . . . .              358,000             320,000        732,000           713,000
    Other Interest Income. . . . . . . . . . . . . . . .               29,000              47,000         49,000           129,000
                                                          --------------------  ------------------    -----------    --------------
      TOTAL INTEREST INCOME. . . . . . . . . . . . . . .            1,651,000           1,694,000      3,270,000         3,431,000

INTEREST EXPENSE
    Interest on Demand Deposits. . . . . . . . . . . . .                9,000               8,000         19,000            16,000
    Interest on Money Market and Savings . . . . . . . .              178,000             219,000        359,000           464,000
    Interest on Time Deposits. . . . . . . . . . . . . .              118,000             280,000        254,000           607,000
    Other Interest Expense . . . . . . . . . . . . . . .                3,000                   -          4,000             2,000
                                                          --------------------  ------------------    -----------    --------------
      TOTAL INTEREST EXPENSE . . . . . . . . . . . . . .              308,000             507,000        636,000         1,089,000
                                                          --------------------  ------------------    -----------    --------------

NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .            1,343,000           1,187,000      2,634,000         2,342,000
Provision for Credit Losses. . . . . . . . . . . . . . .               20,000              25,000         50,000            25,000
                                                          --------------------  ------------------    -----------    --------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES . . . . . . . . . . . . .            1,323,000           1,162,000      2,584,000         2,317,000

NONINTEREST INCOME
    Service Charges and Fees on Deposits . . . . . . . .              135,000              74,000        267,000           160,000
    Dividends on Cash Surrender Value of Life Insurance.               57,000              54,000        113,000           105,000
    Gain (Loss) Sale of Securities . . . . . . . . . . .                    -                   -         62,000             4,000
    Other Noninterest Income . . . . . . . . . . . . . .               24,000              18,000         54,000            65,000
                                                          --------------------  ------------------    -----------    --------------
      TOTAL NONINTEREST INCOME . . . . . . . . . . . . .              216,000             146,000        496,000           334,000

NONINTEREST EXPENSE
    Salaries and Employee Benefits . . . . . . . . . . .              551,000             547,000      1,124,000         1,134,000
    Occupancy Expenses . . . . . . . . . . . . . . . . .              132,000             144,000        274,000           284,000
    Furniture and Equipment. . . . . . . . . . . . . . .               38,000              22,000         64,000            46,000
    Professional Services. . . . . . . . . . . . . . . .               32,000              29,000         74,000            59,000
    Business Promotion . . . . . . . . . . . . . . . . .               12,000              25,000         18,000            41,000
    Stationery and Supplies. . . . . . . . . . . . . . .               13,000              14,000         26,000            24,000
    Data Processing Services . . . . . . . . . . . . . .               77,000              68,000        149,000           139,000
    Customer Related Expenses. . . . . . . . . . . . . .               58,000              71,000        119,000           155,000
    Insurance and Assessments. . . . . . . . . . . . . .               42,000              35,000         73,000            70,000
    Legal Fees and Costs . . . . . . . . . . . . . . . .                4,000              83,000         58,000           108,000
    Other Expenses . . . . . . . . . . . . . . . . . . .               79,000              67,000        156,000           137,000
                                                          --------------------  ------------------    -----------    --------------
      TOTAL NONINTEREST EXPENSE. . . . . . . . . . . . .            1,038,000           1,105,000      2,135,000         2,197,000

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . .              501,000             203,000        945,000           454,000
   Income Taxes (Benefit). . . . . . . . . . . . . . . .               54,000      (        3,000)        99,000      (      5,000)
                                                          --------------------  ------------------    -----------    --------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . .  $           447,000   $         206,000     $  846,000     $     459,000
                                                          ====================  ==================    ===========    ==============

Per Share Data:
     Net Income - Basic. . . . . . . . . . . . . . . . .           $     0.12           $    0.05     $     0.22         $    0.12
     Net Income - Diluted. . . . . . . . . . . . . . . .           $     0.11           $    0.05     $     0.21         $    0.12

Return on Average Assets . . . . . . . . . . . . . . . .                 1.64%               0.89%          1.84%             0.99%
Return on Average Equity . . . . . . . . . . . . . . . .                14.68%               7.55%         14.13%             8.59%

                                          3

Consolidated  Statements  of  Cash  Flows
Marathon  Bancorp  and  Subsidiary

                                                                           Three Months Ended June 30,
                                                                        ---------------------------------

                                                                                  2002              2001
                                                                        ---------------  ----------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      846,000   $       459,000
   Adjustments to Reconcile Net Loss to Net Cash Provided
      by Operating Activities:
         Gain on sale of Investment Securities . . . . . . . . . . . .          62,000                 -
         Depreciation and Amortization . . . . . . . . . . . . . . . .          60,000            58,000
         Provision for Credit Losses . . . . . . . . . . . . . . . . .          50,000            25,000
         Net Amortization of Premiums and Discounts
            on Investment Securities . . . . . . . . . . . . . . . . .   (      27,000)           36,000
         Net Change in Deferred Loan Origination Fees. . . . . . . . .          42,000    (      163,000)
         Net Increase in Cash Surrender Value of Life Insurance. . . .   (      99,000)   (       92,000)
         Net Change in Accrued Interest, Other Assets
             and Other Liabilities . . . . . . . . . . . . . . . . . .   (     131,000)           90,000
                                                                        ---------------  ----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . .         803,000           413,000
INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits with Financial Institutions               -                 -
   Purchases of  Available for Sale Securities . . . . . . . . . . . .   (   2,505,000)    (   9,508,000)
   Purchases of Held to Maturity Securities. . . . . . . . . . . . . .   (     500,000)    (   3,733,000)
   Proceeds from Maturities of Available for Sale Securities . . . . .       1,856,000        11,500,000
   Proceeds from Maturities of Held to Maturity Securities . . . . . .       2,138,000         5,608,000
   Proceeds from Sale of Available-for-Sale Securities . . . . . . . .       1,138,000                 -
   Purchase of Federal Home Loan & Federal Reserve Bank Stock. . . . .   (      70,000)    (      32,000)
   Net Change in Loans . . . . . . . . . . . . . . . . . . . . . . . .   (   3,320,000)    (  10,697,000)
   Purchase of Life Insurance. . . . . . . . . . . . . . . . . . . . .               -                 -
   Purchases of Furniture, Fixtures and Equipment. . . . . . . . . . .   (      23,000)    (      25,000)
                                                                        ---------------  ----------------
        NET CASH (USED) BY INVESTING ACTIVITIES. . . . . . . . . . . .   (   1,286,000)    (   6,887,000)
FINANCING ACTIVITIES
   Net Change in Demand Deposits, Money Market and Savings . . . . . .      10,388,000         5,298,000
   Net Change in Time Deposits . . . . . . . . . . . . . . . . . . . .   (   2,829,000)        1,777,000
   Net Change in Federal Home Loan Bank Advance. . . . . . . . . . . .               -     (   1,800,000)
   Proceeds from Exercise of Stock Options . . . . . . . . . . . . . .           1,000            31,000
                                                                        ---------------  ----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . .       7,560,000         5,306,000
                                                                        ---------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .       7,077,000     (   1,168,000)
   Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . .       7,196,000        10,940,000
                                                                        ---------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . .  $   14,273,000   $     9,772,000
                                                                        ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      776,000   $     1,127,000
   Income Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . . .  $      156,000   $        23,000


Consolidated  Statement  of  Equity
Marathon  Bancorp  and  Subsidiary


                                                                                               Accumulated
                                     Common Shares                                                Other
                             -------------------------------- Comprehensive     Accumulated  Comprehensive
                                   Shares           Amount           Income         Deficit       Income          Total
                             ---------------  ---------------  -------------  --------------  -----------   ------------
BALANCE, DECEMBER 31, 2001.       3,852,819   $   13,713,000                   $ (2,168,000)  $   247,000   $11,792,000

Exercise of Stock Options .             200            1,000                                                      1,000

COMPREHENSIVE INCOME:
  Net Income. . . . . . . .                                     $   846,000         846,000                     846,000
Net Change in Unrealized
 Gain (Loss) on  Available-
 for-Sale Securities. . . .                                        (123,000)                     (123,000)     (123,000)
                                                              ---------------

TOTAL COMPREHENSIVE INCOME.                                  $      723,000
                                                              ===============

BALANCE, JUNE 30, 2002. . .       3,853,019   $   13,714,000                   $ (1,322,000)  $   124,000   $12,516,000
                             ===============  ===============                  =============  ===========   ============

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

The accompanying consolidated statements of financial condition and the related consolidated statements of operations and cash flows reflect, in the opinion of management, all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 2002 and December 31, 2001, results of operations and changes in cash flows for the six-month period ended June 30, 2002 and 2001. The results of operations for the three-month period and six-month period ended June 30, 2002 are not necessarily indicative of what the results of operations will be for the full year ending December 31, 2002.

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

Accordingly, the basic weighted average number of shares used to compute the net income per share were 3,853,019 and 3,849,819 respectively for the three-month period ended June 30, 2002 and June 30, 2001 and 3,852,933 and 3,846,014 for the six-month period ending June 30, 2002 and June 30, 2001.

The diluted weighted average number of shares for the three-month period ended June 30, 2002 and June 30, 2001 respectively were 3,977,187 and 3,854,495 and for the six-month period ending June 30, 2002 and June 30, 2001 were 3,953,032 and 3,850,690.

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

FINANCIAL  HIGHLIGHTS  OVERVIEW

Marathon Bancorp had one of its most profitable quarters with net income of $447,000, an increase of 117% over the $206,000 posted in the second quarter of 2001. Profits for the six months ended June 30, 2002 improved 84% to $846,000 and increased $387,000 over the $459,000 earned in the first six months of 2001.

Basic earnings per share for the second quarter were $0.12 compared to $0.05 earned in the second quarter of 2001 and the six month basic earnings per share for 2002 were $0.22 compared to $0.12 for the same period in 2001.

Assets grew by $8,182,000 from yearend 2001 to June 30, 2002 while loans increased 5.6% or $3,392,000 for the same period. Deposits increased $7,559,000 since yearend 2002 with non-interest deposits on the increase and interest-bearing deposits declining.


RESULTS  OF  OPERATIONS

Net  Interest  Income
Net interest income increased for both the three-month period and six-month period ending June 30, 2002. For the second quarter period net interest income grew $156,000 or 13.1%. Interest income was maintained, even though interest rates declined, by an increase in the loan portfolio that generated a higher yield than investments. Also an increase in the size of the investment portfolio increased the interest income on investment securities.

A decrease in the interest paid on deposits was the main factor in increasing net interest income. Interest expense declined $199,000 or 64.6% for the second quarter of 2002 compared to the second quarter of 2001. Declining interest rates and a reduction in certificates of deposits contributed to the drop in cost of funds. The net interest margin for the second quarter of 2002 was 5.39% compared to 5.66% for the second quarter of 2001.

For the six-month period ending June 30, 2002 net interest income increased $292,000 or 12.5% over the first six months of 2001. Although interest income decreased by 4.7% or $161,000, interest expense declined by $453,000 or 41.6% generating the increase in net interest income. The largest decline in interest expense was in the interest paid on time certificates of deposit. Net interest margin for the six months ending June 30, 2002 was 5.43% compared to 5.62% for the first six months of 2001.

Noninterest  Income
For the second quarter of 2002 noninterest income increased by $70,000 or 48.0% over the same period of 2001. The large increase is due to an increase in the service charges and fees collected on deposit accounts. Other services charges and fees also rose with increased income generated from merchant discount revenue sharing.

For the six-month period ended June 30, 2002 noninterest income rose $162,000 or 48.5% over the six-months ended June 30 2001. Service charges and fees on deposit accounts increased $107,000 and gain on sale of securities increased from $4,000 in the 2001 period to $62,000 in 2002.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Noninterest  Expense
Noninterest expense decreased during the second quarter of 2002 by 6.1% when compared to the same period of 2001. Reductions in occupancy expense business promotion, customer related expenses and legal costs offset gains in human resources, insurance and data processing. Human resource costs increased with the rising costs of employee benefits and insurance costs were up with increased costs for workmen's compensation insurance.

For the first six months of 2002 noninterest expense also decreased. Expenses declined $62,000 or 2.8% compared to the six-month period ended June 30, 2001. Human resource costs, occupancy, business promotion, customer costs and legal expenses declined. Banking equipment, equipment maintenance and professional services were areas where expenses increased.

Provision  for  Credit  Losses:
Loans that the Bank classified as substandard or doubtful as of the end of the second quarter totaled $1,177,000 compared to $1,410,000 at December 31, 2001 Nonperforming loans, which consist of loans past due over 90 days plus loans on nonaccural, totaled $1,058,000 at June 30, 2002 compared to $1,151,000 at December 31, 2001. The Company does not currently have any other real estate owned but is in the process of legal settlement on a $1,000,000 loan that is in the nonaccrual total and where the company does not anticipate any a loss.

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

During the quarter, the Bank had charge-offs of $16,000 and collected loan recoveries of $109,000. The Company made a provision to the reserve for credit losses of $20,000. The net change to the reserve for credit losses for the quarter was an increase of $113,000. The current reserve is $1,246,000, or 1.94% of outstanding loans.

Based upon the factors previously discussed and management's assessment of the overall quality of the loan portfolio, management felt the current level in the reserve for credit losses was adequate at June 30, 2002.


ASSETS  AND  LIABILITIES

During the second quarter of 2002 the Company increased the asset base to over $110 million. Loans outstanding decreased from the first quarter but are still up 5.6% from yearend. Securities increased to $27,001,000 with the majority categorized in the available for sale portfolio for liquidity purposes. The Company increased the federal funds sold to $7,390,000 at June 30, 2002.

Deposits increased to $97,207,000 up 8.4% from yearend December 31, 2001 and are up $10,247,000 or 11.8% from June 30, 2001. Almost all the growth has been in noninterest bearing demand deposits which has helped us to maintain a low cost of funds and offset the declining interest rates on the assets. The Company had no borrowed funds at June 30, 2002.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The lease on the Company's head banking office and corporate space expires on August 31, 2002 and the
Company has negotiated a five-year extension of its lease on the banking office and a two-year extension on the corporate office space.

LIQUIDITY  AND  CAPITAL

Asset/Liability  Management
Liquidity and asset/liability management is the responsibility of the Company's Asset/Liability Committee (ALCO). They are responsible for managing the risks associated with changing interest rates and their impact on earnings, as well as, the liquidity needs of the Company within the guidelines of policy.

The ALCO monitors the Company's liquidity position continuously in relation to trends in loans and deposits, and relates the data to short and long term expectations. In order to serve customers effectively, funds must be available to meet credit needs as well as withdrawals of deposited funds. Assets that are normally considered liquid are federal funds sold, available for sale investment securities, cash and due from banks, and securities purchased under agreements to resell. The ratio of liquid assets to deposits was 30.4% as of June 30, 2002 and the loan to deposit ratio was 66.2%.

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

It is the Bank's policy to maintain an adequate balance of rate sensitive assets to rate sensitive liabilities that provides for good earnings but acceptable interest rate risk. Due to the fact that the Bank has a large portfolio of noninterest bearing demand deposits, the Company has historically been asset sensitive with a positive gap. Our Company is currently asset sensitive but we have decreased its overall asset sensitivity during the last two years and currently has a positive one-year cumulative gap as a percent of total assets at of 17.7%.

Capital
Shareholders' equity increased by $724,000, or 6.1% during the first six month's of 2002. Unrealized gain/loss on available-for-sale securities decreased $123,000, stock options exercised by employees were $1,000 and earnings for the period added $846,000.

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

The adequately capitalized total risk-based capital ratio required by the federal regulators is 8.0 percent and the well-capitalized ratio is 10.0 percent. The Tier I capital to average assets (leverage ratio) required by the federal regulators for adequately capitalized is 4.0 percent and 5.0 percent is required to be well-capitalized. At June 30, 2002, the Bank had a risk based capital ratio of 15.9 percent, and a Tier 1 capital leverage ratio of 11.3 percent.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

FUTURE  EVENTS

As previously announced on May 14, 2002, the Company has entered into an agreement to merge with First Community Bancorp. A special meeting of shareholders has been scheduled for August 19, 2002 at which time shareholders will vote upon the proposed merger. First Community filed a registration statement with the Securities and Exchange Commission for the issuance of shares of common stock in connection with the proposed merger on June 28, 2002, and amended it on July 17, 2002. On July 19, 2002, a proxy statement-prospectus was mailed to Marathon's shareholders of record as of July 3, 2002.

Registration  Statement

Investors and security holders are urged to read the proxy statement-prospectuses regarding the business combination transactions referred to in this press release because they contain important information. Investors and security holders may obtain free copies of the proxy statement-prospectus at the Securities and Exchange Commission's website at www.sec.gov. The proxy statement-prospectus may also be obtained for free from Marathon Bancorp by directing a request to: Marathon Bancorp, 11150 W. Olympic Boulevard, Los Angeles, CA 90064. Attention: Howard Stanke. Telephone: 310-996-9100.






Management's discussion and analysis includes forward-looking statements that involve inherent risks and uncertainties and Marathon Bancorp cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include economic conditions and competition in the geographic and business areas in which Marathon Bancorp operates, inflation, deflation, fluctuations in interest rates, legislation and governmental regulation.

PART  II.  OTHER  INFORMATION


Item  1.  Legal  Proceedings

         None.


Item  2.  Changes  in  Securities

         None.


Item  3.  Defaults  Upon  Senior  Securities

         None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None


Item  5.  Other  Information

As previously disclosed in a 8-K filing on May 14, 2002 the Company entered into an agreement to merge with First Community Bancorp. A special meeting of shareholders has been scheduled for August 19, 2002 at which time shareholders will vote upon the proposed merger. First Community filed a registration statement with the Securities and Exchange Commission for the issuance of shares of common stock in connection with the proposed merger on June 28, 2002, and amended it on July 17, 2002. On July 19, 2002, a proxy statement-prospectus was mailed to Marathon's shareholders of record as of July 3, 2002.



Item  6.  Exhibits  and  Reports  on  Form  8-K

         Exhibit 99. Certification of Chief Executive Officer and Chief
                     Financial Officer

                                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  MARATHON  BANCORP


Date:  August  1,  2002                         Craig  D.  Collette
                                                -------------------
                                                Craig  D.  Collette
                                   President  and  Chief  Executive
                                                            Officer



                                                 Howard  J.  Stanke
                                                 ------------------
                                                 Howard  J.  Stanke
                                    Executive  Vice  President  and
                                          Chief  Financial  Officer

Exhibit 99.

                                   MARATHON BANCORP

        Certification of Chief Executive Officer and Chief Financial Officer
                 Regarding Quarterly Report on Form 10-Q for the
                            Quarter Ended June 30, 2002


Craig Collette and Howard Stanke, the Chief Executive Officer and Chief Financial Officer, respectively, of Marathon Bancorp (the "Company"), hereby certify that, to the best of their knowledge, based upon a review of the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (the "Covered Report") and, except as corrected or supplemented in a subsequent covered report:

  ? the Covered Report fully complies with the requirements of Section 13(a) or
    15(d) of the Securities Exchange Act of 1934; and
  ? the information contained in the Covered Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

In Witness Whereof, each of the undersigned has signed this Certification as of this August 12, 2002.

Craig Collette				      Howard Stanke
--------------                                -------------
Craig Collette	                              Howard Stanke